Form 10QSB
period 1996-03-31
TELIDENT INC /MN/
filed 1996-05-13
CIK 845047

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1996

|_| Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ______________ to ______________

Commission file number     33-25922C


                                 TELIDENT, INC.
                 (Name of Small Business Issuer in Its Charter)

          Minnesota                                      41-1533060
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  One Main Street S.E., Suite 85
      Minneapolis, Minnesota                                55414
(Address of principal executive offices)                  (Zip Code)


                                 (612) 623-0911
                (Issuer's Telephone Number, Including Area Code)


         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No _____.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding as of March 31, 1996: 9,454,177 shares of Common Stock, par value $.01 per share, and 400,000 shares of Preferred Stock, par value $.01 per share.



PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 TELIDENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 March 31,      June 30,
                                                                   1996           1995
       ASSETS                                                   -----------    -----------
Current assets:
     Cash                                                       $   150,765    $   181,744
     Trade accounts receivable, net of allowance for doubtful
       accounts of $40,000:
            Billed                                                  556,331      1,050,998
            Unbilled                                                 13,798        189,695
     Inventories, net of reserve for obsolescence of $15,000        643,391        446,476
     Other                                                           65,500         54,170
                                                                -----------    -----------
         Total current assets                                     1,429,785      1,923,083

Furniture and office equipment, less accumulated                    259,837        113,067
  depreciation of $111,047 and $73,103, respectively
  Patents, less accumulated amortization of $50,015
  and $41,015, respectively                                          51,703         51,002
Other assets                                                         85,742         64,113
Goodwill, net of accumulated amortization of
  $142,049 and $67,016, respectively                                360,223        435,616
                                                                -----------    -----------

                                                                $ 2,187,290    $ 2,586,881
                                                                ===========    ===========

         LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Trade accounts payable                                        $   347,803    $   602,425
  Accrued expenses                                                  144,189        227,739
  Deferred revenue                                                   14,757         61,167
  Notes payable - bank                                               63,708        652,135
  Notes payable - related parties                                     4,223        178,050
  Notes payable - others                                             45,697        340,841
  Debentures and interest payable - related parties                 117,160        246,770
  Debentures and interest payable - others                          891,624      1,882,630
                                                                -----------    -----------
         Total current liabilities                                1,629,161      4,191,757

Debentures payable - related parties                                125,000
Debentures payable - others                                         460,000
                                                                -----------    -----------
         Total liabilities                                        2,214,161      4,191,757
                                                                -----------    -----------

Commitments

Shareholders' deficit:
  Preferred stock, $.01 par value, convertible into
   common stock at the rate of one common share for each
   preferred share, 5,000,000 shares authorized, 400,000
   and 475,000 shares outstanding, respectively                       4,000          4,750

  Common stock, $.01 par value, 20,000,000 shares authorized,
   9,454,177 and 7,626,900 shares outstanding, respectively          94,542         76,269
  Additional paid-in capital                                      8,508,307      5,804,629
  Accumulated deficit                                            (8,633,720)    (7,490,524)
                                                                -----------    -----------
                                                                    (26,871)    (1,604,876)
                                                                -----------    -----------
                                                                $ 2,187,290    $ 2,586,881
                                                                ===========    ===========


          See accompanying notes to consolidated financial statements.




                                 TELIDENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                        Three months ended             Nine months ended
                                             March 31,                      March 31,
                                     --------------------------    --------------------------
                                        1996           1995            1996           1995
                                     -----------    -----------    -----------    -----------
Net Sales                            $   348,437    $   452,349    $ 1,786,958    $ 1,203,398

Cost of Sales                            115,789        113,980        531,175        376,061
                                     -----------    -----------    -----------    -----------

Gross profit                             232,648        338,369      1,255,783        827,337
                                     -----------    -----------    -----------    -----------

Operating expenses:
  Sales and marketing                    246,948        173,693        631,664        517,476
  Research and development               295,411        107,022        765,527        391,812
  General and administrative             236,517        236,544        721,975        650,907
                                     -----------    -----------    -----------    -----------
         Total operating expenses        778,876        517,259      2,119,166      1,560,195
                                     -----------    -----------    -----------    -----------

         Loss from operations           (546,228)      (178,890)      (863,383)      (732,858)

Interest expense - others                (71,823)      (110,410)      (239,956)      (233,871)
Interest expense - related parties        (4,373)        (8,680)       (39,857)       (27,167)
                                     -----------    -----------    -----------    -----------

         Net loss                    $  (622,424)   $  (297,980)   $(1,143,196)   $  (993,896)
                                     ===========    ===========    ===========    ===========

Loss per share, primary and
  fully diluted                      $      (.07)   $      (.04)   $      (.14)   $      (.14)
                                     ===========    ===========    ===========    ===========

Weighted average number of
  shares outstanding                   9,164,132      7,459,411      8,513,204      7,157,020
                                     ===========    ===========    ===========    ===========



          See accompanying notes to consolidated financial statements.



                         TELIDENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT


                                                                  Number       Amount of    Amount of    Additional
                                               Price per         of shares     Preferred     Common       paid-in      Accumulated
                                                 share            issued         Stock       Stock        capital        deficit
                                              -----------       ------------   ---------   ----------   -----------   -------------
     Balance June 30, 1995                                        8,101,900    $   4,750   $  76,269    $ 5,804,629   $ (7,490,524)

Jul, 1995 - exercise of options                  $1.44               18,000                      180         25,740
Jul, 1995 - exercise of warrants                 $2.00               15,000                      150         29,850
Aug, 1995 - conversion of debt                   $2.00               70,333                      703        123,296
Aug, 1995 - exercise of options                  $1.75               77,500                      775        134,850
Sep, 1995 - exercise of warrants                 $2.00               21,500                      215         42,785
Sep, 1995 - exercise of options                  $0.50               47,500                      475         23,275
Sep, 1995 - preferred stock redemption           $2.00              (25,000)       (250)                    (49,750)
Oct, 1995 - common stock issued in
   connection with notes payable               $1.25-2.00            19,750                      198         28,052
Oct, 1995 - exercise of options                  $0.50               29,336                      293         14,375
Oct, 1995 - conversion of debt                 $1.50-2.00           282,500                    2,825        427,175
Oct, 1995 - issuance of common stock             $1.50              400,000                    4,000        596,000
Oct, 1995 - exercise of warrants                 $2.00              212,500                    2,125        422,875
Nov, 1995 - preferred stock redemption           $2.00              (25,000)       (250)                    (49,750)
Common stock issued to directors for
   services                                    $2.00-2.50             9,982                      100         16,150
Jan, 1996 - conversion of debt                 $1.98-2.00            65,302                      653        129,347
Jan, 1996 - exercise of warrants, net of
   expenses of $45,139                        $2.00-$2.66           522,588                    5,226        854,022
Feb, 1996 - exercise of preemptive rights     $1.50-$2.00            14,486                      145         22,533
Feb, 1996 - exercise of options               $1.00-$2.19            21,000                      210         27,790
Feb, 1996 - preferred stock redemption           $2.00              (25,000)       (250)                    (49,750)
Preferred stock dividends                                                                                   (65,187)
Net loss                                                                                                                (1,143,196)
                                                                 ----------    ---------   ---------    -----------   ------------
     Balance March 31, 1996                                       9,854,177    $   4,000   $  94,542    $ 8,508,307   $ (8,633,720)
                                                                 ==========    =========   =========    ===========   =============


          See accompanying notes to consolidated financial statements.



                                 TELIDENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Nine Months ended
                                                                        March 31,
                                                              ---------------------------
                                                                  1996           1995
                                                                  ----           ----
Cash flows from operating activities:
  Net loss                                                    $(1,143,196)   $  (993,896)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation expense                                          38,166         19,275
     Amortization expense                                         141,756         93,251
     Common stock issued for services                              16,250         44,000
     Common stock issued in connection with notes
          payable and recorded as interest expense                   --           36,000
     Changes in assets and liabilities, net of acquisition:
        Decrease in receivables                                   670,564          5,014
        (Increase) decrease in inventories                       (196,915)        96,091
        (Increase) in other assets                                (90,322)        (3,873)
        (Decrease) in trade accounts payable                     (254,622)       (13,542)
         Increase (decrease) in accrued expenses                 (180,576)        68,965
                                                              -----------    -----------
           Net cash used by operating activities                 (998,895)      (648,715)
                                                              -----------    -----------

Cash flows from investing activities:
  Payments for patent costs                                        (9,701)        (7,304)
  Purchase of furniture and office equipment                     (184,936)       (47,592)
  Acquisition of Cantus (cash acquired)                                           11,321
                                                              -----------    -----------
        Net cash used by investing activities                    (194,637)       (43,575)
                                                              -----------    -----------

Cash flows from financing activities:
  Payments on related party borrowing                             (98,827)       (66,281)
  Borrowings from related party borrowing                            --           95,000
  Payments on notes payable-bank                               (2,287,143)      (264,773)
  Borrowings from notes payable-bank                            1,698,716        350,427
  Payments on borrowings from others                             (171,145)        (3,276)
  Borrowings from others                                             --          201,000
  Proceeds from issuance of common stock                        2,236,139        406,504
  Preferred stock dividends                                       (65,187)       (62,425)
  Preferred stock redemption                                     (150,000)          --
  Issuance of debentures - others                                                 33,000
                                                              -----------    -----------
     Net cash provided by financing activities                  1,162,553        689,176
                                                              -----------    -----------

  Net decrease in cash for the period                             (30,979)        (3,114)
  Cash, beginning of period                                       181,744          7,107
                                                              -----------    -----------
  Cash, end of period                                         $   150,765    $     3,993
                                                              ===========    ===========

Supplemental schedule of non-cash financing
  activities
     Conversion of notes payable to common stock              $   684,000    $   194,195
                                                              ===========    ===========
     Common stock issued for services                         $    16,250    $    44,000
                                                              ===========    ===========
     Common stock issued for Business acquisition             $              $   315,788
                                                              ===========    ===========


          See accompanying notes to consolidated financial statements.


                                 TELIDENT, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1996

INTERIM REPORTING

     The interim consolidated financial statements are unaudited; however, in the opinion of the Company, the interim statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the results and balances for the interim periods.

     The consolidated results of operations for the three month and nine month periods ended March 31, 1996 do not necessarily indicate the results to be expected from the full year. These statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The FASB has issued Statement No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statemene is effective for the Company's year ending June 30, 1996. SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company does not expect the application of SFAS 121 to have a material affect on its financial statements for the year ending June 30, 1996.

     In addition, FASB has issued Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This statement is effective for the Company's year ending June 30, 1996. SFAS 123 establishes a fair value-based method of accounting for stock-based compensation plans and encourages, but does not require, entities to adopt that method in place of APB Opinion No. 25, Accounting for Stock Issued to Employees, which uses an intrinsic value-based accounting method. The Company does not intend to adopt SFAS 123 in measuring expenses. However, the Company must present pro forma net income (loss) and related per share amounts as if SFAS 123 had been adopted, and such pro forma amounts are expected to reflect higher amounts of expenses than amounts reported in the financial statements.

INVENTORIES

     Inventories are stated at the lower of cost or market using the first in, first out method, and consisted of the following:

                                              March 31,         June 30,
                                                1996              1995

         Raw materials                       $  391,913        $  236,014
         Work in progress                       169,440           136,529
         Finished goods                          97,038            88,933
         Inventory reserve                      (15,000)          (15,000)
                                             -----------       -----------
                                             $  643,391        $  446,476
                                             ==========        ==========


LOSS PER COMMON SHARE

     Loss per common share is computed by dividing the net loss (plus the preferred stock dividend) by the weighted average number of shares of common stock outstanding during the year. Common stock equivalents such as options or warrants were not included in the calculation as their effect on amounts reported would be antidilutive.


MAJOR CUSTOMERS

     Sales during the first nine months of fiscal 1996, to one of the Company's customers amounted to 19.7% of total product sales and accounted for 5.2% of the accounts receivable as of March 31, 1996.

SUBSEQUENT  EVENTS

     The Company had $963,000 of convertible debentures that were due and payable on May 1, 1996. As of May 5, 1996, $413,000 of debenture holders have extended the maturity date to July 15, 1997, with all terms of the debenture agreement remaining the same. As an additional incentive to extend the debentures, 103,250 warrants exercisable at $2.00 per share were issued to the debenture holders. These warrants have an expiration date of July 15, 1997. Two directors extended their $75,000 and $25,000 debentures and received an additional 18,750 and 6,250 warrants, respectively.

     Additionally, as of May 1, 1996, $500,000 of the debenture holders have requested conversion of their debentures into common stock of the Company at $1.50 per share, resulting in 333,333 additional shares. As an incentive to convert the debentures, the Company reduced the debenture conversion price from $1.98 per share down to $1.50 per share. The remaining $50,000 of debentures outstanding were redeemed at the request of the debenture holder. The Company expects to incur an interest charge of approximately $65,000 in the fourth quarter of fiscal 1996 in connection with the conversion of the Debentures at a reduced conversion price.


PART I - FINANCIAL INFORMATION
ITEM 2 - MD & A

                                 TELIDENT, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Telident, Inc. (the Company) is dedicated to developing cost-effective enhancements to telephone switching systems and communications traffic routing, most notably in the Enhanced 9-1-1 marketplace.

RESULTS OF OPERATIONS

     Revenues for the three and nine month periods of fiscal 1996 were $348,437 and $1,786,958, respectively, compared to $452,349 and $1,203,398 for the similar 1995 periods, a decrease of 23.0% and an increase of 48.5% for the fiscal 1996 three and nine month periods, respectively. Station Translation System (STS) product sales accounted for 53.6% and 72.5% of the sales in the three and nine month periods, respectively, compared to 78.3% and 77.2% in the respective 1995 periods. The Company acquired Cantus Corporation in November of 1994. Revenues attributable to this acquisition during the three and nine month periods of fiscal 1996 amounted to 36.2% and 16.9% of sales, respectively, compared to 16.5% and 13.8% in the respective 1995 periods. The Company's other products, including the ANI Control System (ACS), and the Network Control System
(NCS), accounted for 10.2% and 10.6% of the sales in the respective 1996 periods compared to 5.2% and 9.0% of the sales in the respective 1995 periods. While there has been an overall increase in unit sales of the STS products through Private Branch Exchange (PBX) manufacturers and value-added resellers, the decrease in revenues for the three month period was the result of a slowdown in STS sales by PBX manufacturers and value-added resellers. The increase in revenues for the nine month period was also attributable to the contribution from the Cantus acquisition. At March 31, 1996, the Company had a backlog of orders of 2 ACS units and 37 STS units (approximately $478,000 of revenues), which will be shipped in the fourth quarter of fiscal 1996.

     Cost of sales, as a percentage of product revenues, were 33.2% and 29.7% for the fiscal 1996 three and nine month periods, respectively, compared to 25.2% and 31.2% for the similar 1995 periods. Gross margin decreased to 66.8% and increased to 70.3% for the three and nine month periods of fiscal 1996, respectively, compared to 74.8% and 68.8%, respectively, for the similar 1995 periods. The decrease in gross margin for the 1996 three month period, is due to the reduced level of STS product sales, which have higher profit margins than do the public safety products. The increase in gross margin for the 1996 nine month period is due to the lower costs associated with higher volume purchasing.

     Total operating expenses increased by $261,617 and $558,971 in the 1996 three and nine month periods, respectively, compared to the similar 1995 periods. Sales and marketing expenses increased $73,255 and $114,188 in the 1996 three and nine month periods, respectively, compared to the similar 1995 periods. The increase for the three months ended was due to the addition of three sales offices in Atlanta, San Francisco, and Los Angeles, three sales personnel, and increased marketing materials. The increase for the nine months ended was due to the addition of a sales office in Chicago, two additional sales personnel, and increased marketing material.

     Research and development expenses increased $188,389 and $373,715 in the 1996 three and nine month periods, respectively, compared to the similar 1995 periods, due to the addition of three software programmers (two as a result of the Cantus acquisition), three engineers, a Director of Operations and the use of software consultants.

     General and administrative expenses for the 1996 three and nine month periods decreased $27 and increased $71,068, respectively, compared to the similar 1995 periods, due primarily to the amortization of goodwill related to the Cantus acquisition in November of 1994.

     Interest expense, net of interest income, decreased $42,894 and increased $18,775 in the 1996 three and nine month periods, respectively, compared to the similar 1995 periods. The decrease is due to the $684,000 of notes payable converted into common stock during the second quarter of fiscal 1996. The increase is due to the additional borrowings required to fund the Company's operations compared to the respective 1995 period.

INFLATION

     Inflation has not had a material impact on the Company's net sales or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had cash of $150,765 and accounts receivable of approximately $570,000. In the first nine months of fiscal 1996, net cash used in the Company's operating activities was approximately $999,000, consisting primarily of the Company's loss from operations ($1,143,000), a reduction in receivables (+$670,000), an increase in inventories ($197,000) and a decrease in accounts payable and accrued expenses ($435,000). The company invested approximately $185,000 in additional office equipment and computers in anticipation of the expansion of both its sales offices and its operational facilities. Funds required to finance the Company's operations, investments, and payments of debt during the first nine months of fiscal 1996 were provided by the sale of 1,379,410 shares of its common stock, resulting in net proceeds of $2,236,139. In addition, $634,000 of notes payable were converted into common stock at $1.50 to $2.00 per share, resulting in the issuance of 368,135 shares. A Director converted $50,000 of notes payable into common stock at $2.00 per share, resulting in 25,000 shares of common stock. The Company has relied on debt and equity capital to fund its operating losses during the first six months of fiscal 1996 and prior periods.

     Based on funds available at March 31, 1996, and the availability of the bank line of credit, the Company believes it has sufficient funds to sustain operations into the first quarter of fiscal 1997. The Company had $963,000 of convertible debentures that were due and payable on May 1, 1996. As of May 1, 1996, $413,000 of debenture holders have extended the maturity date to July 15, 1997, with all terms of the debenture agreement remaining the same. As an additional incentive to extend the debentures, 103,250 warrants exercisable at $2.00 per share were issued to the debenture holders. These warrants have an expiration date of July 15, 1997. Two directors extended their $75,000 and $25,000 debentures and received an additional 18,750 and 6,250 warrants, respectively. Additionally, as of May 1, 1996, $500,000 of the debenture holders have requested conversion of their debentures into common stock of the Company at $1.50 per share, resulting in 333,333 additional shares. As an incentive to convert the debentures, the Company reduced the debenture conversion price from $1.98 per share down to $1.50 per share. The remaining $50,000 of debentures outstanding were redeemed at the request of the debenture holder. In the event the Company's sales are less than anticipated, the Company would be required to obtain additional debt or equity capital. While the Company is exploring certain funding possibilities, it has no agreements to provide additional debt or equity capital and there can be no assurance that additional funds will be available, or, if available, available on terms acceptable to the Company. The Company has relied on debt and equity capital to fund its operating losses during the third quarter of fiscal 1996 and prior periods. At March 31, 1996, the Company had an accumulated deficit of $8,633,720 and a shareholders' deficit of $26,871.

     The Company has no material commitments for capital expenditures for fiscal 1996 or fiscal 1997.



PART II - OTHER INFORMATION


ITEM 1-5.  Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 27

     (b) The Company was not required to file any reports on Form 8-K during the quarter ended March 31, 1996.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TELIDENT, INC.
                                        (Registrant)


     May 10, 1996                       /s/ Michael J. Miller
         Date                           Michael J. Miller, President and CEO


     May 10, 1996                       /s/ John F. Kromer
         Date                           John F. Kromer, Chief Accounting Officer