Form 10QSB
period 1996-09-30
TELIDENT INC /MN/
filed 1996-11-14
CIK 845047

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1996

     [ ] Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from ______________ to ______________

     Commission file number 0-20887

                                 TELIDENT, INC.
                 (Name of Small Business Issuer in Its Charter)

         Minnesota                                                41-1533060
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


  One Main Street S.E., Suite 85
      Minneapolis, Minnesota                                          55414
(Address of principal executive offices)                            (Zip Code)

                                 (612) 623-0911
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes _X_ No ___.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding as of October 31, 1996:    6,154,293 shares of
Common Stock, par value $.02 per share.


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                 TELIDENT, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   September 30,     June 30,
         ASSETS                                                                        1996             1996
Current assets :                                                                   ------------     -----------
     Cash                                                                          $  1,475,723     $   448,654
     Trade accounts receivable, net of allowance for doubtful
            accounts of $40,000 :
            Billed                                                                    1,030,253         825,358
            Unbilled                                                                     15,234          15,196
     Inventories, net of reserve for obsolescence of $15,000                            699,187         573,086
     Other                                                                               33,473          37,947
                                                                                   ------------     -----------
         Total current assets                                                         3,253,870       1,900,241

Furniture and office equipment, less accumulated
  depreciation of $138,433 and $121,933, respectively                                   261,095         253,242
Intangible assets, less accumulated amortization of $262,739
  and $225,008, respectively                                                            484,600         443,247
Other assets                                                                            148,456         175,070
                                                                                   ------------     -----------
                                                                                   $  4,148,021     $ 2,771,800
                                                                                   ============     ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Trade accounts payable                                                           $    421,019     $   258,506
  Accrued expenses                                                                      201,995         133,457
  Deferred revenue                                                                         --            11,000
  Notes payable - bank                                                                   12,538         130,628
  Notes payable - others                                                                 16,208       1,351,258
  Debentures and interest payable - related parties                                       5,625          11,250
  Debentures and interest payable - others                                               19,200          38,400
                                                                                   ------------     -----------
         Total current liabilities                                                      676,585       1,934,499

Debentures payable - related parties                                                    225,000         225,000
Debentures payable - others                                                             768,000         768,000
                                                                                   ------------     -----------
         Total liabilities                                                            1,669,585       2,927,499
                                                                                   ------------     -----------

Commitments

Shareholders' equity (deficit):
  Preferred stock, $.02 par value, convertible into common stock at the rate of one common share for each preferred share, 2,500,000 shares
  authorized, 175,000 and 187,500 shares outstanding , respectively                       3,500           3,750
  Common stock, $.02 par value, 10,000,000 shares authorized, 6,151,592 and
    4,903,110 shares outstanding, respectively                                          123,032          98,062
  Additional paid-in capital                                                         12,077,432       9,025,640
  Accumulated deficit                                                                (9,725,528)     (9,283,151)
                                                                                   ------------     -----------
                                                                                      2,478,436        (155,699)
                                                                                   ------------     -----------
                                                                                   $  4,148,021     $ 2,771,800
                                                                                   ============     ===========

             See accompanying notes to interim financial statements.


                                 TELIDENT, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three months ended
                                                           September 30,
                                                           -------------
                                                        1996            1995
                                                        ----            ----
Net Sales                                          $   826,369      $ 1,001,274

Cost of Sales                                          257,316          286,574
                                                   -----------      -----------
Gross profit                                           569,053          714,700
                                                   -----------      -----------
Operating expenses:
  Sales and marketing                                  336,074          174,662
  Research and development                             288,380          177,375
  General and administrative                           289,254          252,268
                                                   -----------      -----------
         Total operating expenses                      913,708          604,305
                                                   -----------      -----------
         Income (loss) from operations                (344,655)         110,395

Interest income                                         14,793             --
Interest expense - others                             (106,865)         (95,455)
Interest expense - related parties                      (5,650)          (8,741)
                                                   -----------      -----------
         Net income (loss)                         $  (442,377)     $     6,199
                                                   ===========      ===========
Income (loss) per share, primary and fully
diluted                                            $      (.08)     $      --
                                                   ===========      ===========
Weighted average number of
shares and common equivalent
shares outstanding                                   5,541,034        5,141,830
                                                   ===========      ===========

             See accompanying notes to interim financial statements.


                                 TELIDENT, INC.
                       STATEMENT OF SHAREHOLDERS' DEFICIT
                                    UNAUDITED

                                                  Number         Amount of   Amount of       Additional
                                                 of shares       Preferred     Common         paid-in         Accumulated
                                                  issued           Stock       Stock          capital            deficit
                                                  ------           -----       -----          -------            -------



BALANCE, June 30, 1996                           5,090,610       $ 3,750       $98,062       $  9,025,640       $ (9,283,151)

Common stock issued to directors                     2,926          --              59             10,441               --
  for services
Common stock issued in public offering net       1,150,000          --          23,000          2,875,620               --
of offering expenses of $551,000
offering expenses of $551,000
Common stock issued from                            95,556          --           1,911            227,429               --
  conversion of debt
Peferred stock redemptions                         (12,500)         (250)         --              (49,750)              --
Preferred stock dividends                             --            --            --              (11,948)              --
Net loss                                              --            --            --               --               (442,377)
                                                 ---------     ---------    -----------       ------------       -----------
BALANCE, September 30, 1996                      6,326,592       $ 3,500    $  123,032        $12,077,432        $(9,725,528)
                                                 =========     =========    ===========       ============       ===========

             See accompanying notes to interim financial statements.


                                 TELIDENT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Three months ended
                                                                          September 30,
                                                                        -------------------
                                                                        1996           1995
                                                                        ----           ----
Cash flows from operating activities:
  Net income (loss)                                                 $  (442,377)    $   6,199
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in)
    operating activities:
     Depreciation expense                                                16,500        11,166
     Amortization expense                                                37,731        28,131
     Common stock issued for services                                    10,500         7,000
     Common stock issued in connection with notes payable               229,340       146,500
     Changes in assets and liabilities:
        (Increase) decrease in receivables                             (204,933)      167,286
        Increase in inventory                                          (126,101)      (45,336)
        (Increase) decrease in other assets                              31,089       (30,889)
        Increase (decrease) in trade accounts payable                   162,513       (96,653)
        Decrease in accrued expenses                                     32,713      (103,868)
                                                                    -----------     ---------
           Net cash provided by (used in) operating activities         (253,025)       89,536
                                                                    -----------     ---------

Cash flows from investing activities:
  Payments for intangible asset                                         (79,084)         (213)
  Purchase of furniture and office equipment                            (24,353)      (15,840)
                                                                    -----------     ---------
        Net cash used in investing activities                          (103,437)      (16,053)
                                                                    -----------     ---------

Cash flows from financing activities:
  Payments on related party borrowing                                      --         (27,421)
  Payments on borrowings from others                                 (1,335,050)      (82,003)
  Borrowings from notes payable-bank                                    325,000        59,645
  Payments on notes payable-bank                                       (443,090)     (190,674)
  Proceeds from issuance of common stock                              2,898,619       104,795
  Preferred stock redemption                                            (50,000)      (50,000)
  Preferred stock dividends                                             (11,948)      (15,998)
                                                                    -----------     ---------
     Net cash provided by (used in) financing activities              1,383,531      (201,656)
                                                                    -----------     ---------

  Net increase (decrease) in cash for the period                      1,027,069      (128,173)
  Cash, beginning of period                                             448,654       181,744
                                                                    -----------     ---------
  Cash, end of period                                               $ 1,475,723     $  53,571
                                                                    ===========     =========

Supplemental schedule of non-cash financing activities:
     Common stock issued for services                               $    10,500     $   7,000
                                                                    ===========     =========
     Conversion of notes payable to common stock                    $   229,340     $ 124,000
                                                                    ===========     =========
     Conversion of notes payable to common stock through options    $      --       $  22,500
                                                                    ===========     =========

             See accompanying notes to interim financial statements.


                                 TELIDENT, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1996

INTERIM REPORTING
     The interim financial statements included in this Form 10-QSB are unaudited. However, in the opinion of the Company, the interim statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the results and balances for the interim periods.

     The results of operations for the three-month period ended September 30, 1996, do not necessarily indicate the results to be expected from the full year. These statements should be read in conjunction with the Company's financial statements and notes thereto, contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.

INVENTORIES
     Inventories are stated at the lower of cost or market using the first in, first out method, and consisted of the following:

                                              September 30,          June 30,
                                             --------------       -------------
                                                  1996                 1996
                                                  ----                 ----

         Raw materials                       $     433,423        $    360,465
         Work in progress                          196,180             156,762
         Finished goods                             84,584              70,859
         Inventory reserve                         (15,000)            (15,000)
                                             --------------       -------------
                                             $     699,187        $    573,086
                                             =============        ============

EARNINGS (LOSS) PER SHARE
     For the three-month period ended September 30, 1996, the loss per common share was computed by dividing the net loss (less the preferred stock dividend) by the weighted average number of shares of common stock outstanding reported during the year. Because the Company recorded net income for the period ended September 30, 1995, common stock equivalents, such as options, warrants and convertible securities were included in the calculation.

MAJOR CUSTOMERS
     Sales in the first quarter of fiscal 1997 to Fujitsu Business Communication Systems (FBCS) amounted to 13.3% of total product sales and accounted for 11.0% of accounts receivable as of September 30, 1996. Sales in the first quarter of fiscal 1996 to FBCS amounted to 29.8% of total product sales and accounted for 17.1% of accounts receivable as of September 30, 1995.

PUBLIC OFFERING
     In August 1996, the Company completed a public offering of 1.15 million shares of its common stock at $3.00 per share, resulting in net proceeds to the Company of $2,899,000 after deducting offering expenses. The Company's underwriter received 115,000 common stock warrants as part of its compensation. The warrants are exercisable at $3.60 per share, are fully exercisable, and expire on August 15, 2001.


PART I - FINANCIAL INFORMATION

ITEM 2 - MD & A

                                 TELIDENT, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         This discussion and analysis contains foward-looking terminology such as "believes", "anticipates", "expects" and "intends" or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company's securities are cautioned not to place undue reliance on such foward-looking statements which are qualified in their entirety by the cautions and risks described herein.

         Telident designs, manufactures and markets proprietary hardware and software systems which provide the exact location of a 911 telephone call to the emergency dispatcher who receives the call. The Company's systems provide information which can shorten the response time to a 911 call, reduce the costs associated with responses to incorrect locations and improve the safety of individuals within a private branch exchange ("PBX") telephone system. In addition, the Company manufactures and markets network hardware that provides switching, selective routing and data interfacing capabilities to public and private telephone networks and city, county and state government agencies. Telident also provides these customers with a variety of emergency information processing and management software systems.

RESULTS OF OPERATIONS

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996
     The Company had revenues in the first quarter of fiscal 1997 of $826,369 compared with $1,001,274 during the first quarter of fiscal 1996, a decrease of 17.5%. Station Translation System (STS) product sales accounted for 91.3% of the sales in the first quarter of fiscal 1997 and 77.1% in the comparable fiscal 1996 period. The decrease in revenues for the first quarter of fiscal 1997 is attributable to the decrease in unit sales of the Company's public safety products. Public safety product sales have declined as a result of the Company's strategic decision to focus on the STS market.

     Cost of sales decreased 10.2% from $286,574 in the first quarter of fiscal 1996 to $257,316 during the corresponding 1997 period. Gross margin decreased to 68.9% in the first quarter of fiscal 1997 compared to 71.4% for the comparable fiscal 1996 period. The decrease in gross margin was due to an increase in warranty reserves.

     Total operating expenses increased $309,403 or 51.2% in the first quarter of fiscal 1997 compared to the same period of fiscal 1996. Sales and marketing expenses increased $161,412 or 92.4% in the first quarter of fiscal 1997, as a result of the increase in the Company's sales and marketing staff, as well as the addition of sales offices in Atlanta, Chicago, San Francisco and Los Angeles. The Company also hired a director of sales in the first quarter of fiscal 1997.

     Research and development expenses increased $111,005, or 62.6%, in the first quarter of fiscal 1997, due to the addition of a Director of Operations in September 1995, the addition of two software programmers, two hardware engineers and the increased use of consultants for product development which were added subsequent to the fiscal 1996 period.

     General and administrative expenses increased $36,986 in the 1997 period, a 14.7% increase, primarily due to the additional travel expense incurred and expenses associated with the Company's public offering in August 1996.

     Interest expense, net of interest income, decreased $6,474 in the first quarter of fiscal 1997 compared to the similar 1996 period. The Company anticipates a decrease in interest expense for fiscal 1997 as a result of the public offering of 1,150,000 shares of the Company's common stock in August of 1996 which generated net proceeds of $2.89 million, and the conversion of debt into the Company's common stock during fiscal 1996.


VARIABILITY OF QUARTERLY RESULTS

Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include, but are not limited to, the following: (i) the Company participates in a highly dynamic industry; (ii) the Company sells products with a lengthy sales cycle; and (iii) the Company or its competitors may introduce new products at different times. Due to the factors noted above, as well as due to general economic conditions, the Company's revenues and earnings may be subject to significant variability, particularly on a quarterly basis.

INFLATION

     Inflation has not had a material impact on the Company's net sales or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996 the Company had cash of $1,475,723 and accounts receivable of approximately $1,045,000. In the first quarter of fiscal 1997, net cash used in the Company's operating activities was approximately $253,000, consisting primarily of the Company's loss from operations. During the first quarter of fiscal 1997, $229,340 of bridge notes were converted into common stock at $2.40 per share. The Company invested $79,000 in capitalized software development and $24,000 in additional office equipment during the first quarter of fiscal 1997. Funds required to finance the Company's operations and investments during fiscal 1997 were provided by the August 1996 public offering of common stock, resulting in net proceeds of approximately $2.9 million. Upon completion of this stock offering, the Company repaid $1,020,000 of bridge notes. The Company has relied on debt and equity capital to fund its operating losses during fiscal 1997 and prior periods.

     Based on projected revenues and expenses, the Company believes that the net proceeds of the recently completed public offering together with cash from operations will be adequate to fund the Company's working capital requirements through June 30, 1997. However, current working capital levels are not adequate to enable the Company to retire the $993,000 of convertible debentures that become due on July 15, 1997. While the Company is exploring certain funding possibilities, it has no agreements which would provide the Company with additional debt or equity capital and there can be no assurance that if additional funds are required, that they will be available, or if available, available on terms acceptable to the Company. If the Company is unable to obtain additional capital and the debenture holders are unwilling or unable to convert or extend the debentures, the Company would be in default on the debentures. In this event, the Company may be required to reduce its level of operations. At September 30, 1996, the Company had an accumulated deficit of $9,725,528 and shareholders' equity of $2,478,436. The Company has no material commitments for capital expenditures for fiscal 1997.


PART II - OTHER INFORMATION


ITEM 1-5.

                  Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   Exhibit 27     Financial Data Schedule

                  (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TELIDENT, INC.
                                 -----------------------------------------------
                                                      (Registrant)


     November 13, 1996           /s/ Michael J. Miller
---------------------------      -----------------------------------------------
              Date               Michael J. Miller, President and CEO
                                 (Principal Executive Officer)


     November 13, 1996           /s/ John F. Kromer
---------------------------      -----------------------------------------------
              Date               John F. Kromer, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)