Form 10QSB
period 1996-12-31
TELIDENT INC /MN/
filed 1997-02-14
CIK 845047

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1996

|_|      Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to ______________

Commission file number 0-20887

                                 TELIDENT, INC.
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Minnesota                                       41-1533060
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)

     One Main Street S.E., Suite 85
         Minneapolis, Minnesota                              55414
(Address of principal executive offices)                   (Zip Code)


                                 (612) 623-0911
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


-------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__   No _____.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Number of shares outstanding as of January 31, 1997: 6,156,226 shares of Common Stock, par value $.02 per share.



PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                 TELIDENT, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                December 31,        June 30,
         ASSETS                                                                    1996               1996
         ------                                                                 ------------      ------------
Current assets:
     Cash                                                                       $    661,448      $    448,654
     Trade accounts receivable, net of allowance for doubtful
     accounts of $40,000:
            Billed                                                                 1,239,885           825,358
            Unbilled                                                                 132,629            15,196
     Inventories, net of reserve for obsolescence of $15,000                         646,792           573,086
     Other                                                                            35,962            37,947
                                                                                ------------      ------------
         Total current assets                                                      2,716,716         1,900,241

Furniture and office equipment, less accumulated                                     305,691           253,242
  depreciation of $154,933 and $121,933, respectively
Intangible assets, less accumulated amortization of $300,470
  and $225,008, respectively                                                         485,501           443,247
Other assets                                                                         143,307           175,070
                                                                                ------------      ------------
                                                                                $  3,651,215      $  2,771,800
                                                                                ============      ============

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Trade accounts payable                                                        $    175,293      $    258,506
  Accrued expenses                                                                   182,972           133,457
  Deferred revenue                                                                      --              11,000
  Notes payable - bank                                                               269,594           130,628
  Notes payable - others                                                              47,930         1,351,258
  Debentures and interest payable - related parties                                  236,250            11,250
  Debentures and interest payable - others                                           806,400            38,400
                                                                                ------------      ------------
         Total current liabilities                                                 1,718,445         1,934,499

Debentures payable - related parties                                                    --             225,000
Debentures payable - others                                                             --             768,000
                                                                                ------------      ------------
         Total liabilities                                                         1,718,442         2,927,499
                                                                                ------------      ------------

Commitments

Shareholders' equity (deficit):
  Preferred stock, $.02 par value, convertible into common stock at the rate of one common share for each preferred share, 2,500,000 shares
  authorized, 175,000 and 187,500 shares outstanding, respectively                    3,250             3,750
  Common stock, $.02 par value, 10,000,000 shares authorized, 6,151,592 and
    4,903,110 shares outstanding, respectively                                       123,125            98,062
  Additional paid-in capital                                                      12,037,283         9,025,640
  Accumulated deficit                                                            (10,229,885)       (9,283,151)
                                                                                ------------      ------------
                                                                                   1,932,773          (155,699)
                                                                                ------------      ------------
                                                                                $  3,651,215      $  2,771,800
                                                                                ============      ============

             See accompanying notes to interim financial statements.



                                 TELIDENT, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three months ended                 Six months ended
                                       ----------------------------      ----------------------------
                                                December 31,                      December 31,
                                           1996             1995             1996             1995
                                           ----             ----             ----             ----
Net Sales                              $   625,418      $   437,247      $ 1,451,787      $ 1,438,521

Cost of Sales                              195,367          128,812          452,683          415,386
                                       -----------      -----------      -----------      -----------

Gross profit                               430,051          308,435          999,104        1,023,135
                                       -----------      -----------      -----------      -----------

Operating expenses:
  Sales and marketing                      317,548          210,054          656,980          384,716
  Research and development                 285,840          202,962          576,719          380,337
  General and administrative               301,546          322,969          590,801          575,237
                                       -----------      -----------      -----------      -----------
         Total operating expenses          910,792          735,985        1,824,500        1,340,290
                                       -----------      -----------      -----------      -----------

         Loss from operations             (480,741)        (427,550)        (825,396)        (317,155)

Interest income                             14,110             --             30,687             --
Interest expense - others                  (32,076)         (72,678)        (140,725)        (168,133)
Interest expense - related parties          (5,650)         (26,743)         (11,300)         (35,484)
                                       -----------      -----------      -----------      -----------

         Net loss                      $  (504,357)     $  (526,971)     $  (946,734)     $  (520,772)
                                       ===========      ===========      ===========      ===========

Loss per share, primary and
  fully diluted                        $      (.09)     $      (.12)     $      (.17)     $      (.14)
                                       ===========      ===========      ===========      ===========

Weighted average number of
  shares outstanding                     6,153,738        4,334,235        5,849,048        4,094,759
                                       ===========      ===========      ===========      ===========

             See accompanying notes to interim financial statements.




                                 TELIDENT, INC.
                       STATEMENTS OF SHAREHOLDERS' DEFICIT
                                    UNAUDITED

                                                Number         Amount of        Amount of        Additional
                                               of shares       Preferred          Common           paid-in         Accumulated
                                                issued           stock            Stock            capital           deficit
                                              ----------     ------------      ------------     ------------      -------------

BALANCE, June 30, 1996                        5,090,610      $      3,750      $     98,062     $  9,025,640      $ (9,283,151)

Common stock issued to directors
  for services                                    7,560              --                 152           21,348              --

Common stock issued in public offering
  net of offering expenses of $532,000        1,150,000              --              23,000        2,894,922              --

Common stock issued from
  conversion of debt                             95,556              --               1,911          227,429              --

Preferred stock redemptions                     (25,000)             (500)             --            (99,500)             --

Preferred stock dividends                          --                --                --            (33,556)             --

Net loss                                           --                --                --               --            (946,734)
                                           ------------      ------------      ------------     ------------      ------------
BALANCE, December 31, 1996                    6,318,726      $      3,250      $    123,125     $ 12,036,283      $(10,229,885)
                                           ============      ============      ============     ============      ============

             See accompanying notes to interim financial statements.



                                 TELIDENT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six months ended
                                                                     -----------------------------
                                                                             December 31,
                                                                         1996             1996
Cash flows from operating activities:
  Net income (loss)                                                  $  (946,734)     $  (520,772)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
     Depreciation expense                                                 33,000           24,666
     Amortization expense                                                 75,462           56,262
     Common stock issued for services                                     21,500           16,250
     Common stock issued in connection with notes payable                229,340          554,000
     Changes in assets and liabilities:
        (Increase) decrease in receivables                              (531,960)         337,695
        Increase in inventory                                            (73,706)         (63,456)
        (Increase) decrease in other assets                               33,749          (29,832)
        Increase (decrease) in trade accounts payable                    (83,213)        (258,095)
        Decrease in accrued expenses                                      38,518         (135,731)
                                                                     -----------      -----------
           Net cash used in operating activities                      (1,204,044)         (19,013)
                                                                     -----------      -----------

Cash flows from investing activities:
  Payments for intangible asset                                         (117,716)            (213)
  Purchase of furniture and office equipment                             (85,449)        (100,343)
                                                                     -----------      -----------
        Net cash used in investing activities                           (203,165)        (100,561)
                                                                     -----------      -----------

Cash flows from financing activities:
  Payments on related party borrowing                                       --            (52,421)
  Payments on borrowings from others                                  (1,340,161)        (140,970)
  Borrowings from notes payable-bank                                     852,500          385,645
  Payments on notes payable-bank                                        (713,534)        (768,752)
  Proceeds from issuance of common stock                               2,917,922          772,213
  Preferred stock redemption                                            (100,000)        (100,000)
  Preferred stock dividends                                              (33,557)         (38,450)
                                                                     -----------      -----------
     Net cash provided by financing activities                         1,620,003           57,265
                                                                     -----------      -----------
  Net increase (decrease) in cash for the period                         212,794          (62,309)
  Cash, beginning of period                                              448,654          181,744
                                                                     -----------      -----------
  Cash, end of period                                                $   661,448      $   119,435
                                                                     ===========      ===========
Supplemental schedule of non-cash financing activities:
     Common stock issued for services                                $    21,500      $    16,250
                                                                     ===========      ===========
     Conversion of notes payable to common stock                     $   229,340      $   554,000
                                                                     ===========      ===========

             See accompanying notes to interim financial statements.



                                 TELIDENT, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1996

INTERIM REPORTING
     The interim financial statements included in this Form 10-QSB are unaudited. However, in the opinion of the Company, the interim statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the results and balances for the interim periods.

     The results of operations for the three-month and six-month periods ended December 31, 1996, do not necessarily indicate the results to be expected from the full year. These statements should be read in conjunction with the Company's financial statements and notes thereto, contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.

INVENTORIES
     Inventories are stated at the lower of cost or market using the first in, first out method, and consisted of the following:

                                             December 31,      June 30,
                                                1996             1996

         Raw materials                       $ 432,559        $ 360,465
         Work in progress                      148,463          156,762
         Finished goods                         80,770           70,859
         Inventory reserve                     (15,000)         (15,000)
                                             ----------       ----------
                                             $ 646,792        $ 573,086
                                             =========        =========


EARNINGS (LOSS) PER SHARE
     The loss per common share is computed by dividing the net loss (less the preferred stock dividend) by the weighted average number of shares of common stock reported for that period. Common stock equivalents, such as options, warrants and convertible securities were not included in the calculation as their effect on amounts reported would be antidilutive.


MAJOR CUSTOMERS
     Sales during the first six months of fiscal 1997 to Fujitsu Business Communication Systems (FBCS) amounted to 10.5% of total product sales and accounted for 8.5% of accounts receivable as of December 31, 1996. Sales during the first six months of fiscal 1996 to FBCS amounted to 23.9% of total product sales and accounted for 7.5% of accounts receivable as of December 31, 1995.


PART I - FINANCIAL INFORMATION

ITEM 2 - MD & A

                                 TELIDENT, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis contains forward-looking terminology such as "believes", "anticipates", "expects" and "intends" or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company's securities are cautioned not to place undue reliance on such forward-looking statements which are qualified in their entirety by the cautions and risks described herein.

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

RESULTS OF OPERATIONS
Three and Six month periods of fiscal 1996 compared to fiscal 1997. The Company had revenues for the three and six month periods of fiscal 1997 of $625,418 and $1,451,787, respectively, compared with $437,247 and $1,438,521 for the similar 1996 periods, an increase of 43.0% and 0.9%, respectively. The Station Translation System (STS) product sales accounted for 86.5% and 89.3% of the sales in the three and six month periods of fiscal 1997, compared to 77.1% in the comparable fiscal 1996 periods. The increase in revenues during fiscal 1997 was attributable to the increase in "end-user" direct sales of the Company's STS products versus distributor sales. Public safety product sales have declined as a result of the Company's strategic decision to focus on the STS market.

     Cost of sales as a percentage of product revenues was 31.2% in the respective periods for fiscal 1997, compared to 29.5% and 28.9%, respectively, for the similar 1996 periods. Gross margin decreased to 68.8% for the three and six month periods of fiscal 1997, respectively, compared to 70.5% and 71.1% for the similar 1996 periods. The decrease in gross margin was due to the discounted pricing offered to distributors and resellers.

     Total operating expenses increased by $174,807 and $484,210 in the 1997 three and six month periods, respectively, compared to the similar 1996 periods. Sales and marketing expense increased $110,852 and $272,264 in the 1997 three and six month periods, respectively, compared to the similar 1996 periods, as a result of the increase in the Company's sales and marketing staff, as well as the addition of sales offices in Atlanta, Chicago, San Francisco and Los Angeles. The Company also hired a director of sales in the first quarter of fiscal 1997.

     Research and development expenses increased $85,378 and $196,382 in the 1997 three and six month periods, respectively, compared to the similar 1996 periods, due to the addition of a Director of Operations in September 1995, the addition of two software programmers, two hardware engineers and the increased use of consultants for product development which were added subsequent to the fiscal 1996 period.

     General and administrative expenses for the 1997 three and six month periods decreased $21,423 and increased $15,564, respectively, compared to the similar 1996 periods. The increase was primarily due to the additional travel expense incurred and expenses associated with the Company's public offering in August 1996.

     Interest expense, net of interest income, decreased $75,805 and $82,279 in the 1997 three and six month periods, respectively, as a result of the public offering of 1,150,000 shares of the Company's common stock in August of 1996 which generated net proceeds of $2.89 million, and the conversion of debt into the Company's common stock during fiscal 1996.

INFLATION
     Inflation has not had a material impact on the Company's net sales or results of operations.

LIQUIDITY AND CAPITAL RESOURCES
     At December 31, 1996 the Company had cash of $661,448 and accounts receivable of approximately $1,240,000. In the first six months of fiscal 1997, net cash used in the Company's operating activities was approximately $1,204,000, consisting primarily of the Company's loss from operations ($947,000), and the increase in accounts receivable ($532,000). The Company invested approximately $118,000 related to intangible assets, and another $85,000 for additional office equipment and computers. Funds required to finance the Company's operations and investments during fiscal 1997 were provided by the August 1996 public offering of common stock, resulting in net proceeds of approximately $2.89 million. Upon completion of this stock offering, the Company repaid $1,020,000 of bridge notes. The Company has relied on debt and equity capital to fund its operating losses during fiscal 1997 and prior periods.

     Based on projected revenues and expenses, the Company believes that the net proceeds of the recently completed public offering together with cash from operations will be adequate to fund the Company's working capital requirements through June 30, 1997. However, current cash resources are not adequate to enable the Company to retire $993,000 of convertible debentures that mature on July 15, 1997, or to cover a decrease in projected revenues in the event that the Company's sales are less than anticipated. The Company is currently seeking to refinance or restructure its indebtedness to debenture holders and has also undertaken a plan of personnel and expense reduction. While the Company's plan has been to invest heavily in market development, as well as a continuous program of research and development, the Company intends to focus on retaining only those personnel and making those expenditures that are essential to the maintenance of core products. This plan could affect or delay new product entry strategies, but the Company is firmly committed to funding operations through its operational cash flow.

     The Company is exploring certain funding possibilities, but has no agreements which would provide the Company with additional debt or equity capital and there can be no assurance that if additional funds are required, that they will be available, or if available, available on terms acceptable to the Company. Any restructuring or extension of debt may have a possible dilutive effect on the Company's shareholders as a result of the issuance of additional securities. If the Company is unable to obtain additional capital and the debenture holders are unwilling or unable to convert or extend the debentures, the Company would be in default on the debentures. Failure to refinance the debentures could result in the reduction or cesstation of the Company's business operations. At December 31, 1996, the Company had an accumulated deficit of $10,229,885 and shareholders' equity of $1,932,773. The Company has no material commitments for capital expenditures for fiscal 1997.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is the subject of a counterclaim in a suit the Company filed in Federal District Court for the District of Minnesota, File No. 3-96-1107, against GE Capital-ResCom, L.P. ("GE"). The Company commenced this action against GE on November 27, 1996 to recover approximately $300,000 for GE's failure to purchase certain 911 telecommunication systems, GE's failure to pay full price for certain 911 systems, and GE's failure to reimburse the Company for the costs incurred developing related products pursuant to the terms and conditions of a contract between GE and the Company.

GE filed an Answer and Counterclaim against the Company on December 31, 1996, alleging the Company was liable for fraud, misrepresentation and breach of warranty for failing to provide GE with telecommunications products capable of performing the tasks GE required. GE seeks rescission and/or cancellation of the contract and damages in excess of $50,000. The Company filed a Reply to GE's counterclaim on January 24, 1997, denying all liability thereon. Discovery has not yet commenced. The Company continues to seek a resolution to this matter and pursue its claims against GE and defend against the counterclaims. The Company believes that it has sound defenses to GE's counterclaim.


ITEM 2.  CHANGES IN SECURITIES.

     (c) During the quarter ended December 31, 1996, the Company sold the following securities that were not registered under the Securities
          Act:

          (1) On October 29 and December 18, 1996, the Company directly issued 4,634 shares of Common Stock, par value $.02 per share, to four of its outside directors in lieu of directors' fees equaling $2,500 per director. No public offering of the shares was involved.

          (2) The issuance of the foregoing shares is claimed to be exempt pursuant to Section 4(2) and 4(6) of the Securities Act and Regulation D thereunder, as a sale not involving a public offering. Each recipient of the shares executed a letter of investment intent and a stop transfer order has been placed against such shares, which contain restrictive legends to prevent resale thereof, unless registered under the Securities Act or exempt thereunder. Each of the recipients is an accredited investor within the meaning of Section (2)(15) of the Securities Act and Rule 501(a)(4) thereunder.


ITEM 3.  NOT APPLICABLE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Company held its Annual Meeting of Stockholders on October 29, 1996. There were 5,802,445 shares of common stock outstanding and entitled to vote, and a total of 5,476,140 shares (94.4%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to the Company's shareholders.

          1.   Proposal to elect eight directors, each for a one-year term.

                                               For              Withheld
                                               ---              --------
                  Scott R. Anderson         5,463,885            12,255
                  Willis K. Drake           5,464,885            11,255
                  David F. Durenberger      5,343,104            133,036
                  Richard L. Hencley        5,464,685            11,455
                  Michael J. Miller         5,349,467            126,673
                  John Sagan                5,464,485            11,655
                  Mark W. Sheffert          5,463,935            12,205
                  Warren S. Tyler           5,464,685            11,455

          2. Proposal to ratify the appointment of McGladrey & Pullen, LLP as the Company's independent auditors for the fiscal year ending June 30, 1997.

                            For              Against             Abstain
                            ---              -------             -------
                         5,449,015            4,900               22,225


ITEM 5.  NOT APPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibit 27 Financial Data Schedule

          (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TELIDENT, INC.
                                    ------------------------------------------
                                                   (Registrant)


     February 14, 1997              /s/ Michael J. Miller
---------------------------         ------------------------------------------
          Date                      Michael J. Miller, President and CEO
                                    (Principal Executive Officer)


     February 14, 1997              /s/ John F. Kromer
---------------------------         ------------------------------------------
          Date                      John F. Kromer, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)