Form 10QSB
period 1997-03-31
TELIDENT INC /MN/
filed 1997-04-28
CIK 845047

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      (Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997

|_| Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ______________ to ______________ Commission file number 0-20887

                                 TELIDENT, INC.

        (Exact Name of Small Business Issuer as Specified in Its Charter)

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


------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__
No ____.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1997: 6,168,726 shares of Common Stock, par value $.02 per share.




PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                 TELIDENT, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     March 31,      June 30,
         ASSETS                                                                        1997           1996
                                                                                  ------------    ------------
Current assets:
     Cash                                                                         $    250,873    $    448,654
     Trade accounts receivable, net of allowance for doubtful
     accounts of $40,000 :
            Billed                                                                     606,284         825,358
            Unbilled                                                                    32,978          15,196
     Inventories, net of reserve for obsolescence of  $50,000 and
      $15,000 respectively                                                             658,612         573,086
     Other                                                                              58,752          37,947
                                                                                  ------------    ------------
         Total current assets                                                        1,607,499       1,900,241

Furniture and office equipment, less accumulated
  depreciation of $175,248 and $121,933, respectively                                  287,158         253,242
Intangible assets, less accumulated amortization of $300,470
  and $225,008, respectively                                                           116,756         443,247
Other assets                                                                              --           175,070
                                                                                  ------------    ------------
                                                                                  $  2,011,413    $  2,771,800
                                                                                  ============    ============

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Trade accounts payable                                                          $    154,412    $    258,506
  Accrued expenses                                                                     231,194         133,457
  Deferred revenue                                                                       3,900          11,000
  Notes payable - bank                                                                 199,664         130,628
  Notes payable - others                                                                42,385       1,351,258
  Debentures and interest payable - related parties                                    230,625          11,250
  Debentures and interest payable - others                                             787,200          38,400
                                                                                  ------------    ------------
         Total current liabilities                                                   1,649,380       1,934,499

Debentures payable - related parties                                                      --           225,000

Debentures payable - others                                                               --           768,000
                                                                                  ------------    ------------
         Total liabilities                                                           1,649,380       2,927,499
                                                                                  ------------    ------------

Commitments

Shareholders' equity (deficit):
  Preferred stock, $.02 par value, convertible into common stock at the rate of one common share for each preferred share, 2,500,000 shares
  authorized, 150,000 and 187,500 shares outstanding , respectively                      3,000           3,750
  Common stock, $.02 par value, 10,000,000 shares authorized, 6,172,382 and
      4,903,110 shares outstanding, respectively                                       123,375          98,062
  Additional paid-in capital                                                        11,984,150       9,025,640
  Accumulated deficit                                                              (11,748,492)     (9,283,151)
                                                                                  ------------    ------------
                                                                                       362,033        (155,699)
                                                                                  ------------    ------------
                                                                                  $  2,011,413    $  2,771,800
                                                                                  ============    ============



             See accompanying notes to interim financial statements.


                                 TELIDENT, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         Three months ended             Nine months ended
                                              March 31,                     March 31,
                                     --------------------------    --------------------------
                                         1997          1996            1997          1996
                                     -----------    -----------    -----------    -----------
Net Sales                            $    14,950    $   348,437    $ 1,466,737    $ 1,786,958

Cost of Sales                              4,832        115,789        457,515        531,175
                                     -----------    -----------    -----------    -----------

Gross profit                              10,118        232,648      1,009,222      1,255,783
                                     -----------    -----------    -----------    -----------


Operating expenses:
  Sales and marketing                    439,645        246,948      1,096,625        631,664
  Research and development               322,733        295,411        899,452        765,527
  General and administrative             306,516        236,517        897,317        721,975
  Restructuring charges                  426,519           --          426,519           --
                                     -----------    -----------    -----------    -----------
         Total operating expenses      1,495,413        778,876      3,319,913      2,119,166
                                     -----------    -----------    -----------    -----------

         Loss from operations         (1,485,295)      (546,228)    (2,310,691)      (863,383)

Interest income                            4,941           --           35,628           --
Interest expense - others                (32,603)       (71,823)      (173,328)      (239,956)
Interest expense - related parties        (5,650)        (4,373)       (16,950)       (39,857)
                                     -----------    -----------    -----------    -----------

         Net loss                    $(1,518,607)   $  (622,424)   $(2,465,341)   $(1,143,196)
                                     ===========    ===========    ===========    ===========

Loss per share, primary and
  fully diluted                      $      (.25)   $      (.14)   $      (.42)   $      (.28)
                                     ===========    ===========    ===========    ===========

Weighted average number of
  shares outstanding                   6,164,794      4,582,066      5,953,140      4,256,602
                                     ===========    ===========    ===========    ===========



             See accompanying notes to interim financial statements.



                                 TELIDENT, INC.
                       STATEMENTS OF SHAREHOLDERS' DEFICIT
                                   (UNAUDITED)


                                            Number        Amount of       Amount of      Additional
                                           of shares      Preferred         Common        paid-in        Accumulated
                                            issued          stock           Stock         capital          deficit
                                         ------------    ------------    ------------   ------------    ------------
BALANCE, June 30, 1996                      5,090,610    $      3,750    $     98,062   $  9,025,640    $ (9,283,151)

Common stock issued to directors
  for services                                  7,560            --               152         21,348            --

Common stock issued in public offering
  net of offering expenses of $532,000      1,150,000            --            23,000      2,894,922            --

Common stock issued from
  conversion of debt                           95,556            --             1,911        227,429            --

Common stock issued from
  exercise of options                          12,500            --               250         12,250            --

Preferred stock redemptions                   (37,500)           (750)           --         (149,250)           --

Preferred stock dividends                        --              --              --          (48,190)           --

Net loss                                         --              --              --             --        (2,465,341)
                                         ------------    ------------    ------------   ------------    ------------
BALANCE, March 31, 1997                     6,318,726    $      3,000    $    123,375   $ 11,984,150    $(11,748,492)
                                         ============    ============    ============   ============    ============



             See accompanying notes to interim financial statements.




                                 TELIDENT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Nine Months ended
                                                                    March 31,
                                                            --------------------------
                                                               1997           1996
                                                            -----------    -----------
Cash flows from operating activities:
  Net loss                                                  $(2,465,341)   $(1,143,196)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation expense                                        54,000         38,166
     Amortization expense                                       444,207        141,756
     Common stock issued for services                            21,500         16,250
     Common stock issued in connection with notes payable       229,340        684,000
     Changes in assets and liabilities:
        Decrease in receivables                                 201,292        670,564
        Increase in inventories                                 (85,526)      (196,915)
        (Increase) decrease in other assets                     154,266        (90,322)
        Decrease in trade accounts payable                     (104,094)      (254,622)
         Increase (decrease) in accrued expenses                 65,812       (180,576)
                                                            -----------    -----------
           Net cash used in operating activities             (1,484,544)      (314,895)
                                                            -----------    -----------

Cash flows from investing activities:
  Payments for intangible assets                               (117,716)        (9,701)
  Purchase of furniture and office equipment                    (87,916)      (184,936)
                                                            -----------    -----------
        Net cash used in investing activities                  (205,632)      (194,637)
                                                            -----------    -----------

Cash flows from financing activities:
  Payments on related party borrowing                              --          (98,827)
  Payments on notes payable-bank                             (1,454,464)    (2,287,143)
  Borrowings from notes payable-bank                          1,523,500      1,698,716
  Payments on borrowings from others                         (1,345,706)      (171,145)
  Borrowings from others                                         36,833           --
  Proceeds from issuance of common stock                      2,930,422      1,552,139
  Preferred stock dividends                                     (48,190)       (65,187)
  Preferred stock redemption                                   (150,000)      (150,000)
                                                            -----------    -----------
     Net cash provided by financing activities                1,492,395        478,553
                                                            -----------    -----------

  Net decrease in cash for the period                          (197,781)       (30,979)
  Cash, beginning of period                                     448,654        181,744
                                                            -----------    -----------
  Cash, end of period                                       $   250,873    $   150,765
                                                            ===========    ===========

Supplemental schedule of non-cash financing
  activities
     Conversion of notes payable to common stock            $   229,340    $   684,000
                                                            ===========    ===========
     Common stock issued for services                       $    21,500    $    16,250
                                                            ===========    ===========


             See accompanying notes to interim financial statements.



                                 TELIDENT, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1997

INTERIM REPORTING

         The interim financial statements included in this Form 10-QSB are unaudited. However, in the opinion of the Company, the interim statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the results and balances for the interim periods.

         The results of operations for the three month and nine month periods ended March 31, 1997 do not necessarily indicate the results to be expected from the full year. These statements should be read in conjunction with the Company's financial statements and notes thereto, contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.

INVENTORIES

         Inventories are stated at the lower of cost or market using the first in, first out method, and consisted of the following:

                                March 31,          June 30,
                                  1997              1996
                               ----------        ----------
         Raw materials         $  435,984        $  360,465
         Work in progress         169,613           156,762
         Finished goods           103,015            70,859
         Inventory reserve        (50,000)          (15,000)
                               ----------        ----------
                               $  658,612        $  573,086
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

MAJOR CUSTOMERS

         No customers accounted for more than 10% of the Company's total product sales for the nine months ending March 31, 1997. Sales during the first nine months of fiscal 1996 to Fujitsu Business Communication Systems amounted to 19.7% of total product sales and accounted for 5.2% of accounts receivable as of March 31, 1996.

RESTRUCTURING CHARGES

         During the third quarter of fiscal 1997, the Company reorganized its operations and recorded a restructuring charge of approximately $427,000 as a result of a change in senior management and a reduction in its work force. These changes will result in strengthening management, reducing costs, and enhancing performance by re-focusing the Company's strategies on opportunities for achieving profitability with existing business relationships. As a result of the restructuring, the Company's plan should reduce expenses by approximately $300,000 per quarter, or $1,200,000 per year, which includes a 35% reduction in personnel, a reduction in general and administrative expenses, and tighter cost controls.



PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                                 TELIDENT, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         This discussion and analysis contains forward-looking terminology such as "believes," "anticipates," "expects" and "intends," or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company's securities are cautioned not to place undue reliance on such forward-looking statements which are qualified in their entirety by the cautions and risks described herein.

         Telident, Inc. (the "Company") designs, manufactures and markets proprietary hardware and software systems which provide the exact location of a 911 telephone call to the emergency dispatcher who receives the call. The Company's systems provide information which can shorten the response time to a 911 call, reduce the costs associated with responses to incorrect locations and improve the safety of individuals within a private branch exchange ("PBX") telephone system. In addition, the Company manufactures and markets network hardware that provides switching, selective routing and data interfacing capabilities to public and private telephone networks and city, county and state government agencies. The Company also provides these customers with a variety of emergency information processing and management software systems.

RESULTS OF OPERATIONS

         Revenues for the three and nine month periods ended March 31, 1997 were $14,950 and $1,466,737, respectively, compared to $348,437 and $1,786,958 for the same periods in 1996, a decrease of 95.7% and 17.9%. The decrease in revenues for the three month and nine month periods ended March 31, 1997, was the result of several factors including a significant reduction in the Company's workforce including a change in senior management, the hiring of two new sales people during the quarter ended March 31, 1997 to replace two former sales people, and a slowdown in Station Translation Systems ("STS") sales by PBX manufacturers and value-added resellers. Additionally, the Company implemented a change in shipping policies to reflect more consistent revenues in the future. As of March 31, 1997, the Company had a backlog of 2-ANI Control Systems and 23-STS units (approximately $315,000 of revenue) which will be shipped in the fourth quarter of fiscal 1997.

         Gross margin increased to 67.7% and decreased to 68.8% for the three and nine month periods ended March 31, 1997, respectively, compared to 66.8% and 70.3%, respectively, for the same periods in 1996. The decrease in gross margin for the 1997 nine month period is due to the discounted pricing offered to distributors and value-added resellers.

         Total operating expenses increased by $716,537 and $1,200,747 in the three and nine month periods ended March 31, 1997, respectively, compared to the same periods in 1996. Sales and marketing expenses increased $192,697 and $464,961 in the three and nine month periods ended March 31, 1997, respectively, compared to the same periods in 1996. The increase for the respective 1997 periods was due to the addition of three sales offices in Atlanta, San Francisco, and Los Angeles, five sales personnel, increased travel, telephone and marketing materials. As of the date of this filing, the Atlanta and Los Angeles offices have been closed as part of the Company's restructuring.

         Research and development expenses increased $43,883 and $240,265 in the three and nine month periods ended March 31, 1997, respectively, compared to the same periods in 1996, due to the addition of one software programmer, two hardware engineers, and the use of outside consultants.

         General and administrative expenses and restructuring charges for the three and nine month periods ended March 31, 1997, increased $479,957 and $485,521, respectively, compared to the same periods in 1996, due primarily to the $427,000 restructuring charge taken in the third quarter of fiscal 1997, additional office rent, increased travel, and professional fees. See "Liquidity and Capital Resources."

         Interest expense, net of interest income, decreased $42,884 and $125,163 in the three and nine month periods, respectively, compared to the same periods in 1996. The decrease is due to the public offering of 1,150,000 shares of the Company's common stock completed in August 1996, which generated net proceeds of $2.9 million, and the conversion of debt into the Company's common stock during fiscal 1996.

INFLATION

         Inflation has not had a material impact on the Company's net sales or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company had cash of $250,873 and accounts receivable of approximately $639,000. During the first nine months of fiscal 1997, net cash used in the Company's operating activities was approximately $1,485,000, consisting primarily of the Company's loss from operations of $2,465,000. The Company invested approximately $118,000 related to intangible assets, and $88,000 for additional office equipment and computers. Funds required to finance the Company's operations and investments during fiscal 1997 were provided by the August 1996 public offering of 1,150,000 shares of common stock, resulting in net proceeds of approximately $2.9 million. Upon completion of this stock offering, the Company repaid $1,020,000 of bridge notes issued by the Company in May 1996. The Company has relied on debt and equity capital to fund its operating losses during fiscal 1997 and prior periods.

RESTRUCTURING CHARGES AND CERTAIN ONE-TIME CHARGES

         During the third quarter of fiscal 1997, the Company reorganized its operations and recorded a restructuring charge of approximately $427,000 as a result of a change in senior management and a reduction in its workforce. In addition, the Company expensed $178,000 in a one-time write down of certain other assets. These changes will result in strengthening management, reducing costs, and enhancing performance by re-focusing the Company's strategies on opportunities for achieving profitability with existing business relationships. As a result of the restructuring, the Company's plan should reduce expenses by approximately $300,000 per quarter, or $1,200,000 per year, which includes a 35% reduction in personnel, a reduction in general and administrative expenses, and tighter cost controls.

         Based on the projected revenues and expenses and the current backlog, the Company believes that the proceeds from an existing line of credit, and its collections from accounts receivable will be adequate to fund the Company's working capital requirements through June 30, 1997. However, current cash resources are not adequate to enable the Company to retire $993,000 of convertible debentures that mature on July 15, 1997, or to cover a decrease in projected revenues in the event that the Company's sales are less than anticipated. The Company is currently seeking to refinance or restructure its indebtedness to debenture holders

         The Company is also exploring certain financing alternatives, but has no agreements which would provide the Company with additional debt or equity capital, and there can be no assurance that if additional funds are required, that they will be available, if at all on terms acceptable to the Company. Any restructuring or extension of debt may have a possible dilutive effect on the Company's shareholders as a result of the issuance of additional securities. If the Company is unable to obtain additional capital and the debenture holders are unwilling or unable to convert or extend the debentures, the Company would be in default on the debentures. Failure to refinance the debentures could result in the reduction or cessation of the Company's business operations. At March 31, 1997, the Company had an accumulated deficit of $11,748,492 and shareholders' equity of $362,033. The Company has no material commitments for capital expenditures for fiscal 1997 or 1998.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company disclosed that it was the subject of a counterclaim in a suit the Company filed in Federal District Court for the District of Minnesota, File No. 3-96-1107, against GE Capital-ResCom, L.P. ("GE") in the Form 10-QSB filed February 14, 1997. As of April 15, 1997, the Company has dropped all claims against GE, and GE has dropped any counterclaim against the Company as final settlement of the matter.

ITEM 2.  CHANGES IN SECURITIES      NOT APPLICABLE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES    NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    NOT APPLICABLE.

ITEM 5.  OTHER INFORMATION    NOT APPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit 27          Financial Data Schedule.
                  Exhibit 99.1        Press release dated March 6, 1997.
                  Exhibit 99.2        Press release dated April 23, 1997.

         (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TELIDENT, INC.
                                    (Registrant)

     April 28, 1997                 /s/ W. Edward McConaghay
        Date                        W. Edward McConaghay, President and CEO
                                    (Principal Executive Officer)

     April 28, 1997                 /s/ John F. Kromer
        Date                        John F. Kromer, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)