Form 10KSB40
period 1997-06-30
TELIDENT INC /MN/
filed 1997-08-11
CIK 845047

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                            -----------------------------
                                     FORM 10-KSB
     Annual Report Pursuant to Section 13 of the Securities Exchange Act of 1934
                       For the fiscal year ended June 30, 1997

                           COMMISSION FILE NUMBER   0-20887

                                    TELIDENT, INC.
--------------------------------------------------------------------------------
               (Exact name of Registrant as specified in its charter.)

                   MINNESOTA                               41-1533060
       -----------------------------------       ------------------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)

                            ONE MAIN STREET S.E., SUITE 85
                             MINNEAPOLIS, MINNESOTA 55414
                  -------------------------------------------------
                 (Address of principal executive offices) (Zip Code)

                     Registrant's telephone number:(612) 623-0911

Securities registered pursuant to Section 12(b) of the Act:       None
Securities registered pursuant to Section 12(g) of the Act:       Common Stock,
                                                                  $.02 par value

Check whether the registrant has:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X        No    .
    ---          ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 ---

State registrant's revenues for its most recent fiscal year: $1,754,451

Aggregate market value of voting stock held by non-affiliates of registrant as
of July 28, 1997:       Approximately $6,087,986.

Number of shares outstanding as of July 28, 1997; 6,948,526 shares of Common Stock, par value $.02 per share, and 1,261,111 shares of Preferred Convertible Stock, par value $.02.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, a definitive copy of which will be filed with the SEC within 120 days of June 30, 1997, is incorporated by reference into Items 9, 10, 11 and 12 of Part III.

Transitional Small Business Disclosure format:   Yes     No  X .
                                                     ---    ---

TABLE OF CONTENTS


PART I    .....................................................................1

Item 1.   Description of Business..............................................1

Item 2.   Description of Properties............................................5

Item 3.   Legal Proceedings....................................................5

Item 4.   Submission of Matters to a Vote of Security Holders..................5

PART II   .....................................................................6

Item 5.   Market for Common Equity and Related Stockholder Matters.............6

Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation.................................................7

Item 7.   Financial Statements................................................10

Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure................................................23

PART III  ....................................................................23

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act...................23

Item 10.  Executive Compensation..............................................24

Item 11.  Security Ownership of Certain Beneficial Owners and Management......24

Item 12.  Certain Relationships and Related Transactions......................24

Item 13.  Exhibits, Lists and Reports on Form 8-K.............................24

SIGNATURES....................................................................26

PART I

Unless the context indicates otherwise, all references to the "Company" and "Registrant" in this Annual Report on Form 10-KSB relate to Telident, Inc.

ITEM 1.        DESCRIPTION OF BUSINESS.

INTRODUCTION
Telident designs, manufactures and markets proprietary hardware and software systems which provide the exact location of a 911 telephone call to the emergency dispatcher at the public safety answering point (PSAP) who receives the call. The Company's systems provide information which can speed the response time to a 911 call, reduce the costs associated with responses to incorrect locations and improve the safety of individuals within a private branch exchange
(PBX) telephone system. In addition, the Company manufactures and markets network hardware that provides switching, selective routing and data interfacing capabilities to public and private telephone networks and city, county and state government agencies.

The Company's products utilize existing Enhanced 911 (E911) technology which automatically transmits both the caller's telephone number and address to the nearest emergency dispatcher or public safety answering point (PSAP). Currently over two-thirds of the telephone systems in the U.S. have access to E911 service. However, the E911 service generally does not have the ability to pinpoint a caller's location within a PBX system without equipment such as that offered by the Company. Consequently, calls originating within a PBX transmit only the main PBX telephone number and main address where the PBX is physically located. Presently five states across the U.S. have adopted legislation mandating the modification of PBX systems to make them fully compatible with the E911 system. Telident's patented systems create and manage a sophisticated database of information to monitor 911 calls within a PBX system and transmit the precise location, and generally the caller's name, to the PSAP through the existing E911 system.

HISTORY
The development of the emergency response telephone network, 911, began in the late 1960's under the direction of AT&T in conjunction with Bell Labs. The 911 network was designed using the fundamental theory that each caller could be identified by the specific pair of wires connecting the caller with the telephone company. This design theory mirrored the long distance routing network that AT&T had previously developed. This design theory has created the 911 incompatibility problem that exists with PBX systems today. PBX systems share multiple connections (pairs of wires), and the ability to pinpoint the caller behind a business telephone system is lost to the network. The designers of the Enhanced 911 network may not have envisioned the popularity and deployment of PBX systems in the United States. Throughout the 1970's, 911 systems were deployed with voice transmission only. In response to public demand for more precise information as to the callers location, development of the Enhanced 911 network began in the early 1980's. However, widespread use of PBX systems did not begin until after the breakup of AT&T in 1983.

STRATEGY
The Company was incorporated under the Minnesota Business Corporation Act in July 1983 to develop and market electronic equipment for the telephone communications industry. Between 1983-85, Telident developed the Status Recognition Unit System I (the SRU(1)), a system which permits operating telephone companies to increase dedicated phone services capabilities. Based on a review of the market for the SRU(1), Telident determined that there was a significant market opportunity for products, based on the technology of the SRU(1), which could expand the capabilities, safety and reliability of emergency 911 service systems. Since 1989, the Company's goal has been to become a leading designer of systems which enable precise identification of the location of 911 callers within a PBX system and state-of-the-art hardware and software for the 911 public safety market.

To achieve this goal, the Company provides its customers with a total E911 solution, providing the hardware, software and service components to meet their emergency 911 information needs. For example, the Company provides PBX users:
(i) equipment (the STS) required to enable the PBX to be compatible with E911 service; (ii) software and services which enable PBX users to maintain the required database; and (iii) additional products, such as the TRAX OSN-TM-software which expands the capabilities of a PBX system utilizing the STS so that it automatically provides the precise location of the caller within the network to both the appropriate PSAP and to on-site personnel, such as security guards.

To distribute its products, Telident's strategy is to develop national distribution capabilities designed to provide sales support for its E911 products and services and future products as they may be developed or acquired and to develop distribution relationships with major distributors of PBX equipment and services and telephone companies. The Company currently has offices in: Minneapolis, Minnesota; Chicago, Illinois; Dallas, Texas; and San Francisco, California. Telident has distribution agreements with Fujitsu Business Communications Systems, Ericsson GE Mobile Communications, Inc., Mitel, Northern Telecom, Siemens-Rolm, Intecom, and Sprint/United Telephone and has joint marketing agreements with Pacific Bell and BellSouth.

PRODUCTS

     9-1-1 STS (STATION TRANSLATION SYSTEM)
     The 9-1-1 STS-TM- (STS) is a product designed for use with PBX systems. A PBX is a switching center maintained by an organization, such as an apartment complex, university, office building or government office complex, where calls to and from phone locations are routed to their destination. The STS is designed to provide for the automatic identification for 911 purposes of the location of all callers within the PBX area. The STS provides automatic identification to the PSAP of the location of the caller within a PBX system. The Company has satisfactorily tested the compatibility of the STS with the PBX equipment of nine manufacturers, who account for over 90% of domestic
     PBX sales.

     TRAX OSN-TM- is a software program to enhance the STS. With TRAX OSN, the STS will provide automatic identification to the PSAP of the location of the caller within a PBX system and simultaneously will provide on-site notification of the call to a location within the organization, such as a security desk.

     9-1-1 NCS (NETWORK CONTROL SYSTEM)
     The 9-1-1 NCS-TM- (NCS) is a microprocessor-based unit that selectively routes a 911 call originated from any station in the 911 service area to the correct PSAP designated to serve the originating station. Because NCS units can be distributed throughout the telephone network, Telident believes trunking costs can be minimized for the telephone operating company and Enhanced 911 service which is often taken for granted in large metropolitan areas may more readily be made available to rural America.

    The NCS is used to enable central office switches to interface with one another in order to direct 911 calls from one central switch area to another while maintaining the ability to automatically identify the address or location of the caller for the PSAP operator. The Telident NCS is compatible with both the central office switch equipment and the PSAP equipment generally in place today. The NCS has been designed to accommodate future enhancements within the 911 network. The Company believes the lower cost of the NCS compared to the cost of software upgrades for central switches or installing new digital central office switches, and the ability to reduce trunking cost by distributing the selective router (the NCS) throughout the network should enable rural telcos (telephone companies) and newly emerging "private 911 networks", to expand E911 services to all of their customers.

    9-1-1 ACS (ANI CONTROL SYSTEM)
    The 9-1-1 ACS-TM-, or ANI Control System, located at the PSAP, will take an incoming 911 call and deliver the voice portion of the call to the PSAP operator's telephone and the telephone signaling portion (which contains the incoming caller's telephone number) to a database where the caller's location can be obtained and relayed to the PSAP operator.


MARKETING AND DISTRIBUTION
The Company markets its 911 products through distribution agreements with major PBX manufacturers; PBX distributors; local, state and national public safety agencies; service providers, including certain of the regional Bell operating companies and major independent telcos; major telephone equipment manufacturers; and manufacturers' representatives. Customers for these products include PBX manufacturers, public service agencies, colleges and universities, businesses with multi-story or multi-building facilities, regional Bell operating companies, the military, computer-aided dispatch manufacturers, system integrators, independent telcos, telco consulting and engineering firms, government agencies, and telephone switch manufacturers.

A knowledge of existing telephone system central office switching equipment and operations is required in the development of applications for the Company's products. Therefore, the Company's sales persons need technical support from senior application engineers to properly evaluate customer requirements. The Company employs a Vice President of Sales, and five sales personnel, all of whom have significant prior employment experience in the telephone industry.

E911 regulatory issues, such as the actions of the Federal Communications Commission (FCC), and the Public Utilities Commission (PUC) in the 50 states and other various state legislatures affect potential markets for the Company's products, particularly its NCS and STS products. For example, Colorado, Texas, Illinois, Washington and Mississippi have passed state laws or enacted regulations mandating (to various degrees) the modification of PBX systems to make them fully compatible with the E911 system. These actions favorably impact the market for the STS product. Similarly, in September 1994, the FCC issued a Notice of Proposed Rule Making (the publication for comment of a rule the FCC intends to promulgate), the original comment period for which ended in March 1995, which, if implemented, could mandate that every new PBX sold nationwide and certain existing PBXs comply with E911 system requirements.

The market for the NCS product is sensitive to the structure of telephone company tariffs (rates approved by state agencies) for E911 services, which vary from state to state. It is also sensitive to various state funding mechanisms for E911 services. There are 15 states where payment for E911 network services are at the county level. Counties usually experience a significant financial advantage by purchasing the NCS. Therefore, NCS marketing will continue to concentrate on those states where the tariff and funding mechanisms are more favorable. Furthermore, the Company will investigate and pursue those opportunities where large campuses, military bases and other "private 911 networks" requirements exist.

PRODUCT DEVELOPMENT
The Company maintains an engineering department to design and develop new products for the telephone industry and to support developments of new application software to broaden applications of its products. The Company employs a Vice President of Advanced Engineering, and one electrical engineer to manage projects using contract development companies. The R&D portion of the Company's development expenditures for fiscal 1997 and 1996 were $262,725 and $157,922, respectively. New R&D projects will be initiated and funded as customer requirements and commitments are realized.

MANUFACTURING
Telident conducts final assembly and testing along with receiving and shipping of its products. The Company subcontracts all of its equipment subassembly fabrication to local manufacturers and assembly houses who are equipped and qualified to perform this work and produce high quality printed circuit board assembly products. The Company is not dependent on any one of its subcontractors. The component electronic parts required for assembly of the Company's products are available from a number of different sources. The Company is currently evaluating and qualifying contract manufacturers as part of a transition to complete outsourced turnkey manufacturing.

COMPETITION
The Company is aware of two competitors, which market a product which competes with the Company's STS product. The competitive products are more expensive than the STS product and the Company believes they have a more limited compatibility with available PBXs than the Company's offering. The Company's STS product is compatible with over 90% of the PBXs in the United States. The Company's NCS and ACS products are designed to be competitive with more costly solutions offered by other manufacturers.

PATENTS AND PROPRIETARY INFORMATION
The Company has obtained United States patents on its STS, and SRU1 designs which expire on August 10, 2010 and December 12, 2005, respectively. The Company has applied for international patents with respect to the STS design. The Company intends to continue to seek patents on its products when appropriate. In addition, the Company protects its trade secrets by, among other things, maintaining nondisclosure and confidentiality agreements with its contractors, distributors, employees, and other individuals and companies, who are provided Company's proprietary information. The Company's trademarks are as
follows:   9-1-1 STS-TM-, TRAX OSN-TM-, 9-1-1 NCS-TM-, and 9-1-1 ACS-TM-.

REGULATION
The United States Federal Communications Commission (FCC) requires that certain communication devices be tested by a certified facility prior to receiving FCC approval. Testing is designed to demonstrate that devices will not cause harmful interference to telephone communications. In addition, certain jurisdictions may require that the Company's products meet Underwriters' Laboratory (UL) requirements. The Company's equipment meets both FCC and UL requirements.

EMPLOYEES
At June 30, 1997, the Company had 16 employees, including three administrative, six sales and marketing, and seven operations and development personnel. At various times, the Company employs from two to seven contract employees to fulfill customer requirements.


ITEM 2.        DESCRIPTION OF PROPERTIES.

The Company currently leases 12,000 square feet of office and final assembly space at a monthly rental of approximately $13,000. The leases expire at various dates through September 1999. The Company considers these offices suitable for its needs for the duration of the lease term. The Company's headquarters are located at One Main Street SE, Suite 85, Minneapolis, Minnesota 55414. It also has offices located in Chicago, Illinois, Dallas, Texas, and San Francisco, California.


ITEM 3.        LEGAL PROCEEDINGS.

None.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)       MARKET INFORMATION

The Company's common stock trades on the NASDAQ SmallCap Market under the symbol TLDT. The following table shows the range of high and low bid prices for the Company's Common Stock as reported by the National Quotation Bureau for the period from July 1, 1995, to August 12, 1996 and as reported by the NASDAQ SmallCap Market under the symbol TLDT thereafter in its monthly "Summary of Activity". These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions, and may not represent actual transactions.

                                                      BID PRICES
                                                  ------------------
                                                  HIGH           LOW
                                                  ----           ---
FISCAL 1996
Quarter ended September 30, 1995              $  4 1/2     $    3 1/2
Quarter ended December 31, 1995                  9              3 7/8
Quarter ended March 31, 1996                     7 1/2          4 1/2
Quarter ended June 30, 1996                      5 7/8          3 7/8

FISCAL 1997
Quarter ended September 30, 1996                 4              3
Quarter ended December 31, 1996                  3 1/8          1 5/8
Quarter ended March 31, 1997                     2 1/16         1
Quarter ended June 30, 1997                      1 9/32         27/32


(b)       APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

At June 30, 1997, the number of holders of the Company's Common Stock was approximately 2,100 consisting of 314 record holders and approximately 1,786 stockholders whose stock is held by a bank, broker or other nominee.


(c)       DIVIDENDS

The Company has never paid a cash dividend on its common stock. The payments of dividends, if any, in the future rest with the discretion of the Board of Directors and will depend, among other things, upon the Company's earnings, if any, capital requirements, and financial condition.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

The following table presents the statement of operations data as a percentage of net sales for the fiscal years ended June 30, 1997, 1996 and 1995.



                                                          PERCENTAGE INCREASE
                                                              (DECREASE)
                                                          --------------------
                                     FISCAL YEAR            1997       1996
                             1997      1996      1995     OVER 1996  OVER 1995
                           ----------------------------   ---------------------
Net sales                    100.0%    100.0%    100.0%      (28.5)%   7.5%
Cost of sales                 32.6      32.2      29.7       (27.9)   16.8
Inventory revaluation         13.7        --        --         N/A      --
                           -------   -------   -------
  Gross profit                53.7      67.8      70.3       (43.3)    3.5

Sales and marketing           71.2      39.8      32.3        27.9    32.1
Research and development      58.6      41.4      21.0         1.3   111.8
General and administrative    67.8      41.6      40.7        16.3     9.9
Restructuring charges         22.3        --        --         N/A      --
                           -------   -------   -------
Operating expenses           219.9     122.8      94.0        28.0    40.3
                           -------   -------   -------
   Operating loss           (166.2)    (55.0)    (23.7)      115.8   149.2

Interest expense, net         10.4      15.4      16.5       (51.6)     .3
Debt conversion expense       38.8       2.6        --       973.4     N/A
                           -------   -------   -------
Net loss                    (215.4)%   (73.0)%   (40.2)%     110.8    95.0
                           -------   -------   -------
                           -------   -------   -------

FISCAL 1997 COMPARED TO FISCAL 1996

The Company had net sales in fiscal 1997 of $1,754,451 compared with $2,454,807 for 1996, a decrease of 28.5%. The decline in total revenues for fiscal 1997 was the result of several factors, including a significant reduction in the Company's workforce, a change in the Company's senior management, the ramp-up requirements of new sales people and a slowdown in Station Translation System ("STS") shipments to match the Company's new customer fulfillment procedures. One time charges of approximately $1,551,000 were incurred in the third and fourth quarters of fiscal 1997, to revalue inventory and other assets, and to pay the costs associated with the termination of employees. STS product sales accounted for 88% of the sales in the 1997 period compared to 80% in the 1996 period. Maintenance revenues attributable to discontinued Cantus products amounted to 3% of sales in fiscal 1997 compared to 12% in the fiscal 1996 period. The Company's other products, including the ANI Control System ("ACS") and the Network Control System ("NCS"), collectively accounted for 9% of sales in the 1997 period compared to 8% of sales in the 1996 period. At June 30, 1997, the Company had a backlog of orders of approximately $811,000.

Gross profit decreased $720,130 or 43.3% in fiscal 1997, as a result of lower sales and the $240,245 inventory revaluation. Excluding the revaluation charge, the gross margin percentage in fiscal 1997 was 67.5% versus 67.8% in fiscal 1996. The revaluation charge is primarily due to inventory items being written off due to changes in bills-of-materials and the discontinuation of a product line.

Operating expenses increased from $3,014,005 in fiscal 1996 to $3,858,300 during fiscal 1997, an increase of $844,295 or 28.0% due to:

     - Sales and marketing expenses increased $272,470 in fiscal 1997, a 27.9% increase. The Company steadily increased its marketing expenses, as well as the size of its sales and marketing staff, reaching a peak of five regional sales offices in Atlanta, San Francisco, Los Angeles, Chicago, and Dallas to assist in the sales by the Company's distributors. The offices in Atlanta and Los Angeles were eventually closed.
     - Research and development expenses increased $13,143 or 1.3% in the 1997 period compared to the 1996 period.
     - General and administrative expenses for fiscal 1997 increased $167,163, or 16.3% compared to the similar 1996 period. These increases were due in part to an increase in rent, and professional fees.
     - Restructuring charges of $391,519 were recorded in the third quarter of fiscal 1997 as a result of a reorganization of the Company's personnel and certain write downs of other assets.

Interest expense, net of interest income, decreased $195,281 in the 1997 period compared to the 1996 period. The Company experienced a decrease in interest expense for fiscal 1997 as a result of decreases in bank borrowings made possible by a public offering of 1,150,000 shares of the Company's common stock in August of 1996 which generated net proceeds of $2.9 million, and the conversion of debt into the Company's common stock.

Debt conversion expense relates to the induced conversion of convertible debentures and accrued interest into 779,800 shares of common stock and the issuance of warrants to purchase 389,900 shares of common stock at $1.41 per share. The debt conversion expense did not impact cash flows.

FISCAL 1996 COMPARED TO FISCAL 1995

The Company had net sales in 1996 of $2,454,807 compared with $2,283,959 for 1995, an increase of 7.5%. Station Translation System ("STS") product sales accounted for 80% of the sales in the 1996 period compared to 73% in the 1995 period. The Company acquired Cantus Corporation in November 1994. Revenues attributable to this acquisition during the 1996 period amounted to 12% of sales compared to 18% in the 1995 period. The Company's other products, including the ANI Control System ("ACS") and the Network Control System ("NCS"), collectively accounted for 8% of sales in the 1996 period compared to 9% of sales in the 1995 period. The increase in total revenues for the 1996 period was attributable to the increase in unit sales of the STS products through direct sales, Private Branch Exchange ("PBX") manufacturers and value-added resellers. At June 30, 1996, the Company had a backlog of orders for one ACS unit and forty-two STS units (approximately $500,000 of revenues).

Gross profit increased from $1,606,270 in fiscal 1995 to $1,663,274 during fiscal 1996, or a 3.5% increase, reflecting the higher sales in 1996. Gross margin decreased to 67.8% of sales in fiscal 1996 from 70.3% in 1995, due to the increase in hardware sales in the public safety markets which have lower margins than do software sales.

Operating expenses increased from $2,148,358 in fiscal 1995 to $3,014,005 during fiscal 1996, an increase of $865,647 or 40.3%. Sales and marketing expenses increased $237,347 in fiscal 1996, a 32.1% increase. The Company steadily increased its marketing expenses, as well as the size of its sales and marketing staff, adding three sales offices in Atlanta, San Francisco and Los Angeles to assist in sales by the Company's distributors.

Research and development expenses increased $535,846 or 111.8% in the 1996 period compared to the 1995 period, due to the addition of a Vice President of Operations, three software programmers (two as a result of the Cantus acquisition), three engineers and the increased use of software consultants.

General and administrative expenses for fiscal 1996 increased $92,499, or 9.9% compared to the similar 1995 period, due to increased rent, the amortization of goodwill related to the Cantus acquisition, and the addition of an administrative person.

Interest expense, net of interest income, increased $1,274 in the 1996 period compared to the 1995 period.

INFLATION

Management believes inflation has not had a material effect on the Company's operations or on its financial condition.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had cash of $22,319 and accounts receivable of $432,111. For the period ended June 30, 1997, net cash used in the Company's operating activities was $2,025,506, consisting primarily of the Company's loss from operations of $3,778,235, offset by a decrease in accounts receivable, inventories, and non-cash expenses associated with the restructuring and debt conversion. Funds required to finance the Company's operations, investments and payments of debt during fiscal 1997, were provided by net proceeds of $3,014,000 from the stock offering completed during the first quarter of fiscal 1997. The Company has relied on debt and equity capital to fund its operating losses during fiscal 1997 and prior periods.

Based on projected revenues and expenses, the Company believes that the July 23, 1997, $1,250,000 equity transaction (see Note 11 to the financial statements) together with cash from operations will be adequate to fund the Company's working capital requirements through June 30, 1998. The Company has no material commitments for capital expenditures for fiscal 1998. At June 30, 1997, the Company had shareholders' equity of $598,211. Shareholders' equity as adjusted for the equity infusion on July 23, 1997, is $1,823,211.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, which is effective for interim and annual reporting periods ending after December 15, 1997. The implementation of SFAS No.128 is expected to change earnings per share by an immaterial amount.

SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, EARNINGS PER SHARE, and replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation for all entities with complex capital structures and provides guidance on other computational changes.

ITEM 7.        FINANCIAL STATEMENTS

The following financial statements of the Company are included herein:

     Independent Auditors' Report for the Year Ended June 30, 1997 Independent Auditors' Report for the Year Ended June 30, 1996
     Balance Sheets - June 30, 1997 and 1996
     Statements of Operations - Years Ended June 30, 1997 and 1996
     Statements of Shareholders' Equity (Deficit) - Years Ended June 30, 1997 and 1996
     Statements of Cash Flows - Years Ended June 30, 1997 and 1996
     Notes to Financial Statements - Years Ended June 30, 1997 and 1996

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
   and Shareholders of
Telident, Inc.
Minneapolis, Minnesota


We have audited the accompanying balance sheet of Telident, Inc. (the Company) as of June 30, 1997 and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1997 financial statements present fairly, in all material respects, the financial position of Telident, Inc. as of June 30, 1997 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/S/DELOITTE  & TOUCHE LLP
-------------------------
MINNEAPOLIS, MINNESOTA
AUGUST 7, 1997

                             INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
   and Shareholders of
Telident, Inc.
Minneapolis, Minnesota

We have audited the accompanying balance sheet of Telident, Inc., as of June 30, 1996, and the related statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telident, Inc., as of June 30, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                             /S/MCGLADREY & PULLEN, LLP
                                             --------------------------
ST. PAUL, MINNESOTA
     AUGUST 26, 1996
     (SEPTEMBER 1, 1996 AS TO NOTE 7)

                                    Telident, Inc.

                                    Balance Sheets

                                                               June 30,
                                                         ---------------------
ASSETS (NOTE 4)                                            1997        1996
                                                           ----        ----
CURRENT ASSETS:
  Cash and cash equivalents                              $  22,319  $  448,654
  Trade accounts receivable, net of allowance for
   doubtful accounts of  $40,000 in 1997 and 1996
   (Note 8)                                                432,111     825,358
  Inventories                                              430,506     573,086
  Other                                                     37,710      53,143
                                                         ---------  ----------
     Total current assets                                  922,646   1,900,241

FURNITURE AND OFFICE EQUIPMENT, less accumulated
  depreciation of $198,355 and $121,933, respectively      264,051     253,242
INTANGIBLE ASSETS, less accumulated amortization of
  $108,868 and $226,008, respectively                       99,429     443,247
OTHER ASSETS                                                30,855     175,070
                                                         ---------  ----------
                                                       $ 1,316,981  $2,771,800
                                                         ---------  ----------
                                                         ---------  ----------


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Trade accounts payable                                $  299,684  $  258,506
  Accrued expenses                                         113,229     133,457
  Deferred revenue                                           1,950      11,000
  Current portion of capital lease                          15,913          --
  Notes payable - bank (Note 4)                            101,716     130,628
  Notes payable - others (Note 4)                               --   1,351,258
  Debentures and interest payable - related parties
    (Notes 2, 5 and 7)                                          --      11,250
  Debentures and interest payable - others
    (Notes 5 and 7)                                         77,875      38,400
                                                         ---------  ----------
     Total current liabilities                             610,367   1,934,499

LONG-TERM PORTION OF CAPITAL LEASE                          20,903          --
DEBENTURES PAYABLE - related parties (Notes 2, 5 and 7)         --     225,000
DEBENTURES PAYABLE - others (Notes 5 and 7)                 87,500     768,000
                                                         ---------  ----------
     Total liabilities                                     718,770   2,927,499

COMMITMENTS (Note 3)

SHAREHOLDERS' EQUITY (DEFICIT) (Notes 2 and 7):
  Preferred stock, $.02 par value, convertible into
    common stock at the rate of one common share for
    each preferred share, 2,500,000 shares authorized,
    150,000 and 187,500 shares outstanding, respectively     3,000       3,750
  Common stock, $.02 par value, 10,000,000 shares
    authorized, 6,948,526 and 4,903,110 shares
    outstanding, respectively                              138,971      98,062
  Additional paid-in capital                            13,517,626   9,025,640
  Accumulated deficit                                  (13,061,386) (9,283,151)
                                                         ---------  ----------
                                                           598,211    (155,699)
                                                         ---------  ----------
                                                       $ 1,316,981  $2,771,800
                                                         ---------  ----------
                                                         ---------  ----------

SEE NOTES TO FINANCIAL STATEMENTS.

                                    TELIDENT, INC.

                               STATEMENTS OF OPERATIONS

                                                      Years Ended June 30,
                                                   ---------------------------
                                                        1997          1996
                                                        ----          ----
NET SALES (Note 8)                                  $ 1,754,451    $ 2,454,807

COST OF SALES                                           571,062        791,533
INVENTORY REVALUATION                                   240,245             --
                                                      ---------     ----------
     Gross profit                                       943,144      1,663,274

OPERATING EXPENSES:
  Sales and marketing                                 1,248,736        976,266
  Research and development                            1,028,464      1,015,321
  General and administrative                          1,189,581      1,022,418
  Restructuring charges                                 391,519             --
                                                      ---------     ----------
     Total operating expenses                         3,858,300      3,014,005
                                                      ---------     ----------
     Loss from operations                            (2,915,156)    (1,350,731)

INTEREST INCOME                                          36,377         10,584
DEBT CONVERSION EXPENSE (Note 5)                       (679,797)       (63,333)
INTEREST EXPENSE - related parties                      (22,500)       (46,297)
INTEREST EXPENSE - others                              (197,159)      (342,850)
                                                      ---------     ----------
NET LOSS                                             (3,778,235)    (1,792,627)
PREFERRED STOCK DIVIDENDS, INCLUDING $14,450 OF
  CUMULATIVE DIVIDENDS AT JUNE 30, 1997                 (62,640)       (83,507)
                                                      ---------     ----------
NET LOSS APPLICABLE TO COMMON STOCK                 $(3,840,875)   $(1,876,134)
                                                      ---------     ----------
                                                      ---------     ----------
NET LOSS PER COMMON SHARE                           $      (.64)   $      (.43)
                                                      ---------     ----------
                                                      ---------     ----------
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                  6,009,065      4,401,981
                                                      ---------     ----------
                                                      ---------     ----------

                     STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                                      NUMBER     AMOUNT OF   AMOUNT OF   ADDITIONAL
                                                                    OF SHARES    PREFERRED     COMMON      PAID-IN    ACCUMULATED
                                                                      ISSUED       STOCK       STOCK       CAPITAL      DEFICIT
                                                                    ---------    ---------   ---------   ----------   -----------
BALANCE, June 30, 1995                                              4,050,950      $ 4,750    $ 76,269   $5,804,629   $(7,490,524)
Common stock issued to directors for services                           6,774           --         135       36,115            --
Common stock issued for services                                        5,000           --         100       13,900            --
Exercise of warrants (including conversion of $50,000 of
  related party debt to exercise warrants for 12,500 shares of
  common stock) net of expenses of $45,139                            385,794           --       7,716    1,389,532            --
Common stock issued in connection with notes payable                    9,875           --         198       28,052            --
Common stock issued from conversion of debt, net of
  expenses of $49,144                                                 375,734           --       7,515    1,190,674            --
Common stock issued in private placement                              207,243           --       4,145      618,533            --
Exercise of options (including conversion of $22,500 of related
  party debt to exercise options for 22,500 shares of stock)           99,268           --       1,985      226,826            --
Stock redeemed due to fractional shares from reverse split                (28)          --          (1)        (114)           --
Preferred stock redemptions                                           (50,000)      (1,000)         --     (199,000)           --
Preferred stock dividends                                                  --           --          --      (83,507)           --
Net loss                                                                   --           --          --           --    (1,792,627)
                                                                    ---------     --------   ---------   ----------   -----------
BALANCE, June 30, 1996                                              5,090,610        3,750      98,062    9,025,640    (9,283,151)
Common stock issued to directors for services                           7,560           --         152       20,848            --
Common stock issued in public offering net of offering
  expenses of $532,077                                              1,150,000           --      23,000    2,894,923            --
Common stock issued for conversion of debentures and
  related interest                                                    779,800           --      15,596    1,541,476            --
Common stock issued for conversion of bridge financing                 95,556           --       1,911      227,429            --
Exercise of options                                                    12,500           --         250        4,750            --
Preferred stock redemptions                                           (37,500)        (750)         --     (149,250)           --
Preferred stock dividends                                                  --           --          --      (48,190)           --
Net loss                                                                   --           --          --           --    (3,778,235)
                                                                    ---------     --------   ---------   ----------   -----------
BALANCE, June 30, 1997                                              7,098,526      $ 3,000   $ 138,971  $13,517,626  $(13,061,386)
                                                                    ---------     --------   ---------   ----------   -----------
                                                                    ---------     --------   ---------   ----------   -----------


SEE NOTES TO FINANCIAL STATEMENTS.

                                    TELIDENT, INC.

                               STATEMENTS OF CASH FLOWS

                                                      Years Ended June 30,
                                                    --------------------------
                                                        1997           1996
                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                           $(3,778,235)   $(1,792,627)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization expense                249,622        265,950
   Common stock issued for services                      21,000         50,250
   Common stock issued for interest                      41,775         28,250
   Inventory reserve and revaluation                    315,245             --
   Noncash restructuring charges                        307,676             --
   Debt conversion expense                              679,797         63,333
   Changes in assets and liabilities:
     Trade accounts receivable                          393,247        384,943
     Inventories                                       (172,665)      (126,610)
     Other assets                                        12,903       (177,774)
     Trade accounts payable                              41,178       (343,919)
     Accrued expenses and deferred revenue             (137,049)      (221,186)
                                                      ---------     ----------
       Net cash used in operating activities         (2,025,506)    (1,869,390)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments of patent and capitalized software costs      (41,674)       (73,606)
 Purchases of furniture and office equipment            (49,112)      (190,912)
                                                      ---------     ----------
       Net cash used in investing activities           ( 90,786)     ( 264,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of related party borrowing                         --        (29,166)
 Borrowings from others                                      --      1,263,460
 Payments of borrowings from others                  (1,096,825)      (155,440)
 Payments of debentures                                      --        (50,000)
 Net payments on bank line of credit                    (28,912)      (521,507)
 Preferred stock redemption                            (150,000)      (200,000)
 Preferred stock dividends                              (48,190)       (83,507)
 Proceeds from issuance of common stock               3,013,884      2,176,978
                                                      ---------     ----------
       Net cash provided by financing activities      1,689,957      2,400,818
NET (DECREASE) INCREASE IN CASH FOR THE YEAR           (426,335)       266,910
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          448,654        181,744
CASH AND CASH EQUIVALENTS AT END OF YEAR              $  22,319     $  448,654
                                                      ---------     ----------
                                                      ---------     ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION - Interest paid                         $  183,282     $  440,031
                                                      ---------     ----------
                                                      ---------     ----------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Capital lease obligations incurred for office
    equipment                                         $  38,119          $  --
  Conversion of notes payable to common stock         1,064,840      1,225,583
  Conversion of notes payable to common stock
    through warrants                                         --         50,000
  Conversion of notes payable to common stock
    through options                                          --         22,500

SEE NOTES TO FINANCIAL STATEMENTS.

TELIDENT, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1:   DESCRIPTION OF BUSINESS ACTIVITIES AND ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS ACTIVITIES
Telident, Inc. (the Company) was organized in July 1983. The Company is a designer and manufacturer of hardware and software for the Enhanced 911 (E911) marketplace. The Company provides enhancements to telephone systems (PBXs), as well as providing Public Safety Answering Point systems and alternative selective routing equipment for the 911 marketplace throughout the United States. In addition, the Company provides ongoing support services to its customers under separate hardware and software maintenance agreements. During fiscal 1996, the Company liquidated its previous subsidiaries and transferred the assets and liabilities into the Company. This transfer had no impact on the reporting entity.

CASH AND CASH EQUIVALENTS
The Company maintains cash and cash equivalents in bank accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS
At June 30, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The financial statements include the following financial instruments: cash and cash equivalents; accounts receivable; accounts payable; and notes and debentures payable. At June 30, 1997 and 1996, no separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts.

INVENTORIES
Inventories are stated at the lower of cost (first in, first out method), or market, and consisted of the following:

                                                          JUNE 30,
                                                   -----------------------
                                                      1997        1996
                                                      ----        ----
          Raw materials                            $ 416,735   $ 360,465
          Work in progress                               336     156,762
          Finished goods                             103,435      70,859
          Reserve for inventory obsolescence         (90,000)    (15,000)
                                                  ----------  ----------
                                                   $ 430,506   $ 573,086
                                                  ----------   ----------
                                                  ----------   ----------

IMPAIRMENT OF LONG-LIVED ASSETS
The Company records losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.

FURNITURE AND OFFICE EQUIPMENT
Furniture and office equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives of five or seven years.

INTANGIBLE ASSETS
Intangible assets consisted of the following:

                                                           JUNE 30,
                                                      ------------------
                                                       1997        1996
                                                       ----        ----
          Goodwill                                 $      --  $  502,632
          Patents                                    110,742     100,711
          Software development                        97,555      65,912
                                                   ---------  ----------
                                                     208,297     669,255
          Less accumulated amortization              108,868     226,008
                                                   ---------  ----------
                                                   $  99,429  $  443,247
                                                   ---------  ----------
                                                   ---------  ----------

Patents are being amortized over their estimated lives of five years using the straight line method.

Software development costs are expensed until the point that technological feasibility and proven marketability of the product are established.
Development of the software after such point will result in capitalized software costs which are amortized over their estimated life of three years using the straight line method.

The Company reviews its intangibles periodically to determine potential impairment by comparing the carrying value of the intangibles with expected future net cash flows provided by operating activities of the business or related products. Should the sum of the expected future net cash flows (the estimated fair value) be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the intangible based on market value. During the fiscal year ended June 30, 1997, the Company wrote off the remaining book value ($268,076) of the goodwill associated with the November 1994 Cantus acquisition due to discontinuance of the product line. The write-off of goodwill is included in restructuring charges in the statement of operations.

DEFERRED REVENUE
Deferred revenue primarily represents payments received for ongoing customer support to be provided by the Company. These revenues are recognized over the period for which the related services are provided.

REVENUE RECOGNITION
Revenue is recognized on hardware shipment or completion of the service. Hardware is shipped no earlier than two weeks prior to scheduled installation date.

RESEARCH AND DEVELOPMENT
The costs of Company-sponsored research and development related to both present and future products are expensed as incurred.

INCOME TAXES
Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the variances between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance to reflect the possibility that some portion or all of the deferred tax assets may not be realized.

NET LOSS PER COMMON SHARE
Loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of shares of common stock outstanding during the year. Common stock equivalents such as options or warrants were not included in this calculation as their effect on amounts reported would be antidilutive.

USE OF ESTIMATES
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

RECLASSIFICATIONS
Certain reclassifications have been made to the June 30, 1996 financial statements to conform to the presentation adopted in the June 30, 1997 financial statements. The reclassifications had no effect on stockholders' equity or net loss as previously reported.

RECENTLY ISSUED ACCOUNTING STANDARDS
In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE, which is effective for interim and annual reporting periods ending after December 15, 1997. The implementation of SFAS No. 128 is expected to change earnings per share by an immaterial amount.

SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, EARNINGS PER SHARE, and replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation for all entities with complex capital structures and provides guidance on other computational changes.

NOTE 2:        RELATED PARTY TRANSACTIONS

During fiscal 1993, the following directors participated in a 10% Convertible Debenture offering by the Company: Willis K. Drake - $100,000; and John Sagan - $25,000. These Debentures had an original due date of October 1, 1995. On September 30, 1995, Mr. Drake and Mr. Sagan agreed to extend the due date for their Debentures to July 15, 1997. In consideration for this extension, Mr. Drake received warrants to purchase 12,500 shares of common stock exercisable at $4.00 per share until July 15, 1997, and 2,500 shares of common stock, and Mr. Sagan received warrants to purchase 3,125 shares of common stock exercisable at $4.00 per share until July 15, 1997, and 625 shares of common stock. As of February 5, 1996, Mr. Drake had exercised his warrants through $50,000 of debt reduction. Mr. Sagan also exercised his warrants resulting in $12,500 of proceeds to the Company. The Debentures are convertible into common stock at the rate of $3.96 per share.

During fiscal 1994, the Company issued 1,100 units of its securities, each unit consisting of $100 principal amount of its 10% Convertible Debentures due May 1, 1996 and one stock purchase warrant representing the right to purchase 25 shares of common stock at $6.00 per share during the three-year period ended May 1, 1996. The following directors participated in this Debenture offering: Willis K. Drake - $75,000; and John Sagan - $25,000. In addition, Messrs. Drake and Sagan received 18,750 and 6,250 stock purchase warrants. As of February 6, 1996, Mr. Drake had exercised his warrants through $75,000 of debt reduction. Mr. Sagan also exercised his warrants resulting in $25,000 of proceeds to the Company. On April 4, 1996, the Company offered these Debenture holders the option to extend the Debentures until July 15, 1997. As an incentive to extend, the Debenture holders were offered additional warrants to purchase common stock at $4.00 per share until July 15, 1997. Mr. Drake and Mr. Sagan had extended their Debentures until July 15, 1997, and received warrants to purchase 9,375 and 3,125 shares of common stock, respectively.

During fiscal 1994 and 1995, the following directors loaned the Company an aggregate of $498,500 and $120,000, respectively: Willis K. Drake - $473,500 in 1994 and $45,000 in 1995; Warren S. Tyler - $25,000 in 1994; John Sagan -
$50,000 in 1995; and Robert N. Kisch (former director) - $25,000 in 1995. The loans provided for interest at 10% per annum. At the beginning of fiscal 1994, Mr. Drake and Mr. Tyler also had outstanding loans to the Company of $275,000 and $65,000, respectively. Mr. Drake's $45,000 loan in 1995 was made in connection with a note financing by the Company in the aggregate principal amount of $240,000. As part of this financing, the note holders were issued an aggregate of 30,000 shares of common stock, 5,625 shares of which were issued to Mr. Drake, as additional consideration for the making of such loans.

As of June 30, 1996, all of the above loans have been repaid as follows: Mr. Drake - $756,834 during fiscal 1994, 1995 and 1996 by issuance of an aggregate of 189,209 shares of common stock at $4.00 per share and payment of $36,666 in fiscal 1996; Mr. Tyler - $25,000 in fiscal 1996 through the exercise of a stock option for 22,500 shares of common stock at $1.00 per share and payment of $2,500, and $65,000 on June 30, 1994, by issuance of 16,250 shares of common stock at $4.00 per share; Mr. Sagan - payment of $50,000 in fiscal 1995; and Mr. Kisch - $25,000 in fiscal 1996 by issuance of 6,250 shares of common stock at $4.00 per share.

On June 30, 1994, three directors of the Company, were issued a combined total of 250,000 (83,333 1/3 each) voting shares of Series I convertible cumulative preferred stock at $4.00 per share, resulting in proceeds to the Company of $1,000,000, which was utilized to pay off the existing bank line of credit. These shares pay a yearly dividend at the rate of 1% over the prime rate from time to time of National City Bank of Minneapolis and are redeemable at the Company's option. The prime rate of National City Bank of Minneapolis was 8.5% on June 30, 1997. The Company redeemed 37,500 and 50,000 shares of preferred stock in fiscal years ended June 30, 1997 and 1996, respectively. In addition, the Company has made dividend payments in the aggregate of $48,190 and $83,507 for the fiscal years ended June 30, 1997 and 1996, respectively. The Company has not paid dividends since March 31, 1997. At June 30, 1997, there are $14,450 of cumulative undeclared dividends on the Series I preferred stock.

During June 1997, the Company's board of directors authorized the conversion of 10% subordinated convertible debentures into common stock of the Company at a conversion price of $1.125. Additionally, for every two shares of common stock issued in conjunction with the conversion, the Company agreed to issue a warrant to purchase one share of common stock at 125% of the debenture conversion price ($1.41). The warrants may be called by the Company when the bid price of the common stock trades at $1.97 for ten successive days. Two board members converted 100% of their individual holdings, or $175,000 of debentures.

During the fiscal years ended June 30, 1997 and 1996, certain members of the Company's board of directors received shares of the Company's common stock in lieu of cash remuneration for director services, resulting in the issuance of 7,560 and 6,774 shares, respectively. The values based on the market value of the Company's common stock at issuance were $21,000 and $36,250, respectively, and were charged to expense in the respective years.

NOTE 3:   LEASE COMMITMENTS

The Company leases its office space under an operating lease. The Company also leases certain office equipment under a capital lease agreement originated in fiscal 1997. The following is a schedule of the minimum rental payments under the leases for the years ending June 30:

                                               CAPITAL LEASE   OPERATING LEASE
                                               -------------   ---------------
          1998                                  $  16,265        $  143,000
          1999                                     16,265            99,000
          2000                                      8,843            25,000
                                                ---------        ----------
          Total minimum lease payments             41,373        $  267,000
                                                                 ----------
                                                                 ----------
          Less amount representing interest         4,557
                                                ---------
          Present value of net minimum payments    36,816
          Less current portion of capital lease    15,913
                                                ---------
          Long-term portion of capital lease    $  20,903
                                                ---------
                                                ---------

Rent expense incurred was $139,407 and $132,900 during the years ended June 30, 1997 and 1996, respectively.

Furniture and office equipment includes $46,120 of leased office equipment and $4,483 of related accumulated amortization at June 30, 1997.


NOTE 4:   NOTES PAYABLE

NOTES PAYABLE - BANK
In February 1995, the Company obtained a revolving line of credit with a bank providing advances up to $750,000. Advances under the agreement are limited to 75% of eligible receivables. The loan agreement also contains provisions requiring compliance with certain financial covenants. The Company was in compliance with the financial convenants at June 30, 1997. The line of credit agreement expires on February 3, 1998, when all outstanding amounts are due and payable. Borrowings under this agreement were $101,716 as of June 30, 1997 with additional availability of $81,733. The agreement bears interest at the bank's base rate plus 7.5% (16.0% at June 30, 1997). The note is secured by all of the Company's assets.

NOTES PAYABLE - OTHERS
In May 1996, the Company completed a bridge financing arrangement consisting of $1,250,000 in notes payable and warrants to purchase 125,000 shares of common stock at $2.40 per share. In September 1996, the Company repaid $1,020,660 and $37,847 of principal and interest payable, respectively. In addition, $229,340 of the remaining principal was converted into 95,556 shares of common stock.


NOTE 5:   DEBENTURES AND INTEREST PAYABLE

Debentures payable including accrued interest consisted of the following:

                                                           JUNE 30,
                                                     ----------------------
          Debentures:                                    1997          1996
                                                         ----          ----
            Principal payable                      $  157,500    $  993,000
            Accrued interest payable                    7,875        49,650
                                                   ----------    ----------
                                                      165,375     1,042,650
          Less current maturities                      77,875        49,650
                                                   ----------    ----------
          Long-term maturities                      $  87,500    $  993,000
                                                   ----------    ----------
                                                   ----------    ----------

The 10% convertible debentures (the Debentures) mature in August 1997 ($77,875) and July 1998 ($87,500), unless converted earlier. The Debentures are convertible at the option of the holders at a conversion price of $3.96 per share.

During June 1997, holders with principal balances and accrued interest of $835,500 and $41,775, respectively, elected to convert their Debentures and accrued interest into 779,800 shares of common stock. As an incentive to cause the Debenture holders to convert, the Company temporarily reduced the conversion price from $3.96 to $1.125 per share and issued warrants to purchase 389,900 shares of common stock at $1.41 per share. The warrants will expire on June 30, 1999, and may be called any time after the market value of the Company's common stock exceeds $1.97 per share for 10 days. The Company recorded a noncash debt conversion expense of $679,797 during the year ended June 30, 1997 relating to the induced conversion.

As of June 30, 1996, holders with principal balances of $985,000 elected to convert their Debentures into 321,818 shares of common stock. As an incentive to cause the debentures to convert, the Company temporarily reduced the conversion price from $3.96 to $3.00. The Company recorded additional interest expense of $63,333 relating to the conversion of these Debentures. The holders of the remaining Debentures extended the due date to July 1997. As an incentive to extend the due date of the Debentures, the Company issued a warrant representing the right to acquire one share of common stock at an exercise price of $4.00 per share for every $8.00 principal amount of Debenture. The warrants may be redeemed by the Company at $.10 per warrant at the Company's option, anytime after the market value of the Company's stock exceeds $7.00 per share. No value was assigned to these warrants.

NOTE 6:   INCOME TAXES

The benefit for income taxes has been offset by a valuation allowance for the years ended June 30, 1997 and 1996, because the Company's net operating losses could not be carried back and future realization of the net operating loss carryforwards is uncertain.

A reconciliation between taxes computed at the expected federal income tax rate and the effective tax rate for the years ended June 30, is as follows:

                                                        1997         1996
                                                        ----         ----
          Tax benefit computed at statutory rates  $(1,322,000)  $ (627,000)
          State taxes, net of federal effect          (244,000)    (116,000)
          Debt conversion costs                        275,000       26,000
          Change in valuation allowance              1,225,000      700,000
          Other                                         66,000       17,000
                                                    ----------   ----------
                                                    $       --   $       --
                                                    ----------   ----------
                                                    ----------   ----------

At June 30, 1997, the Company has available net operating loss (NOL) and research and development tax credit carryforwards. Realization of these carryforwards may be subject to provisions of IRC Section 382, which limits the utilization of net operating losses if more than 50 percent of the Company's ownership changes within a three year period. These NOL's and tax credits expire as follows:

          EXPIRATION DATES                  NET OPERATING LOSS   TAX CREDIT
          ----------------                  ------------------   ----------
          1999-2005                             $  1,049,500     $   26,800
          2006                                     1,065,000         37,000
          2007                                       954,500         35,000
          2008                                     1,629,500         46,000
          2009                                     1,623,800         47,000
          2010                                       900,000         25,000
          2011                                     1,497,000         92,000
          2012                                     2,630,000             --
                                                ------------     ----------
                                                $ 11,349,300     $  308,800
                                                ------------     ----------
                                                ------------     ----------

The tax effect of the temporary differences, tax carryforwards, and valuation allowances at June 30, is as follows:

          Deferred tax assets                              1997         1996
                                                           ----         ----
            Loss and credit carryforwards             $ 4,762,000  $ 3,697,000
            Intangible assets                             149,000       47,000
            Other                                         114,000       56,000
                                                      -----------  -----------
                                                        5,025,000    3,800,000
          Valuation allowance for deferred tax assets  (5,025,000)  (3,800,000)
                                                      -----------  -----------
                                                      $        --  $        --
                                                      -----------  -----------
                                                      -----------  -----------

NOTE 7:   STOCK ISSUANCE ARRANGEMENTS

ISSUANCE OF COMMON STOCK
In August 1996, the Company completed a secondary public offering for 1,150,000 shares of common stock at $3.00 per share, resulting in proceeds to the Company of $2,917,923 after related expenses. The Company's underwriter received 115,000 common stock warrants as part of its compensation. The warrants are exercisable at $3.60 per share, are fully exercisable after one year from the date of this offering, and expire on August 15, 2001.

In September 1996, bridge notes holders of $229,340 converted their principal balances into common stock at $2.40 per share, resulting in the issuance of 95,556 shares of common stock.

During fiscal 1996, an officer and director of the Company earned 5,000 shares of common stock as a bonus for services performed during the year. The estimated fair value of common stock at the date of the award was $14,000 and was recorded as an expense and an increase to common stock and additional paid-in capital. In fiscal 1996, $75,000 notes payable to related parties were converted into common stock at $4.00 per share, resulting in the issuance of 18,750 shares.

On October 13, 1995, a debenture holder converted a $400,000 debenture into common stock resulting in the issuance of 133,333 shares of common stock. In addition, the debenture holder exercised 100,000 warrants at $4.00 per share resulting in $400,000 of proceeds to the Company, and purchased a unit consisting of 200,000 shares of common stock and 150,000 warrants, resulting in $600,000 of proceeds to the Company. The warrants are exercisable at $4.00 per share from April 12, 1997 until April 12, 2000.

WARRANTS
In January 1996, the Company gave notice of redemption for 476,808 outstanding common stock warrants. In connection therewith, 200,377 warrants were exercised resulting in $854,387 in proceeds to the Company. In addition, a director exercised 12,500 warrants through $50,000 of debt reduction. Common stock warrants for the purchase of 122,808 shares had a cashless exercise feature which was utilized resulting in the issuance of 60,920 shares of common stock based on the fair market value of the Company's stock price during the redemption period, and the cancellation of 61,692 warrants.

A summary of the Company's outstanding common stock warrants follows:

                                       NUMBER OF SHARES  PRICE PER  EXPIRATION
                                        OF COMMON STOCK    SHARE       DATE
                                       ----------------  ---------  ----------
Outstanding at June 30, 1995                 577,808    $1.00-6.00

  Warrants issued - debenture extension      124,750          4.00  July, 1997
  Warrants issued - private placement        156,920          4.00   Apr, 2000
  Warrants issued - bridge financing         125,000          2.40   May, 2001
  Warrants exercised                        (398,294)    4.00-5.22
  Warrants canceled                         (205,513)    4.00-6.00
                                            --------
  Outstanding at June 30, 1996               380,671     2.00-4.00

  Warrants issued - public offering          115,000          3.60   Aug, 2001
  Warrants issued - debenture conversion     389,900          1.41  June, 1999
                                             -------
  Outstanding at June 30, 1997               885,571    $1.41-4.00
                                             -------    ----------
                                             -------    ----------
  Exercisable at June 30, 1997               380,671    $2.00-4.00
                                             -------    ----------
                                             -------    ----------

STOCK OPTIONS
The Company has a stock option plan, which provides for the granting of options to certain employees, officers and directors of the Company to purchase up to a maximum of 675,000 shares of common stock. The options vest over a five year period and expire seven years after being granted, except in the case of directors who vest 50% one year from date of grant and the remainder over a two year period. Canceled options are available for future grant under the plan. No previously issued options have been repriced.

A summary of the status of the Company's stock options are presented below:


                                                                  1997                         1996
                                                    ----------------------------     -------------------------
                                                                     Weighted                      Weighted
                                                                      Average                       Average
                                                      Shares      Exercise Price       Shares   Exercise Price
                                                      ------      --------------       ------   --------------
     Outstanding at beginning of year                410,702          $  3.18        426,418$          2.45
     Granted                                         283,000             1.61         152,052          4.09
     Exercised                                       (12,500)            1.00         (99,268)         1.54
     Terminated                                     (304,972)            3.38         (68,500)         3.00
                                                    --------                         --------
     Outstanding at end of year                      376,230          $  2.04         410,702       $  3.18
                                                    --------          ----------     --------       ----------
                                                    --------          ----------     --------       ----------

     Options exercisable at year end                  52,575          $  3.18         133,150       $  4.14
                                                    --------          ----------     --------       ----------
                                                    --------          ----------     --------       ----------
     Options available for future grants             134,170                          112,198

                                                    --------                         --------
                                                    --------                         --------


The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25 and related interpretations. No compensation cost has been recognized for options issued under the Plan when the exercise price of the options granted are at least equal to the fair value of the common stock on the date of grant. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in the fiscal years ended June 30, 1997 and 1996, consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net loss applicable to common stock would have changed to the pro forma amounts indicated below:

                                                        1997          1996
                                                        ----          ----
  Net loss applicable to common stock, as reported  $(3,840,875)  $(1,876,134)
  Net loss applicable to common stock, pro forma    $(3,903,929)  $(1,884,661)

  Net loss per common share, as reported            $     (.64)   $     (.43)
  Net loss per common share, pro forma              $     (.65)   $     (.43)

The fair value of each option grant for the pro forma disclosure required by SFAS 123 is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

                                                         1997          1996
                                                         ----          ----
  Dividend yield                                         None          None
  Expected volatility                                    77.32%        54.25%
  Expected life of option                                7 years       7 years
  Risk-free interest rate                                6.76%         5.87%
  Fair value of options on grant date                    $1.26         $3.10

The following table summarizes information about stock options at June 30, 1997:



                                       OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                       ------------------------------------------------      -------------------------------

                                        Weighted Average
                                            Remaining       Weighted                            Weighted
          Range of         Number       Contractual Life     Average          Number             Average
      Exercise Prices    Outstanding         (Years)      Exercise Price     Exercisable      Exercise Price
      ---------------    -----------         ------       --------------     -----------      --------------
       $1.00 -$1.12       199,150              6.21           $  1.06           9,150              $  1.00
        2.00 - 2.88        93,750              5.21              2.54          20,775                 2.67
        3.06 - 3.88        50,830              3.72              3.18           4,200                 3.61
        4.38 - 4.75        18,500              3.05              4.64          12,950                 4.63
            5.00           14,000              5.35              5.00           5,500                 5.00
                         --------                                             -------
                          376,230              5.11           $  2.04          52,575              $  3.18
                         --------            ------           -------         -------              -------
                         --------            ------           -------         -------              -------


NOTE 8:  MAJOR CUSTOMERS

During fiscal 1997, no customer accounted for 10% or more of total sales. Sales to one of the Company's customers amounted to 18% of total sales for the fiscal year ended June 30, 1996. This customer also accounted for 3% of the Company's accounts receivable as of June 30, 1996.

NOTE 9:   INVENTORY REVALUATION

During fiscal 1997, the Company disposed of inventory due to changes in bills-of-materials and the discontinuance of a product line.

NOTE 10:  BENEFIT PLAN

All employees of the Company may participate in a defined contribution plan established in October 1996, under the provisions of Section 401(k) of the Internal Revenue Code. The plan provides for a contribution by the employee of up to 15% of their gross earnings. Currently the Company does not contribute to the plan.


NOTE 11:  SUBSEQUENT EVENT

In July 1997, the Company completed an $1.25 million equity transaction in the form of 1,111,111 shares of convertible preferred stock with Family Financial Strategies, Inc. (FamCo). FamCo can convert the preferred stock into common stock for a period of one year at i) one share of preferred stock for one share of common stock or ii) if the Average Price, as defined, is less than $1.125, then each share of preferred stock shall be converted into the number of shares of common stock equal to $1.125 divided by 80% of the Average Price. FamCo also received 1,250,000 warrants to purchase common stock. The warrants are exercisable at $1.41 per share, are currently exercisable, and expire on July 23, 1999. The Company may at its option call the warrants at $1.97 when the Company's common stock trades at $1.97 for 10 successive days. The proceeds from the sale of the common stock were released from escrow on August 7, 1997.

Assuming the June 1997 debt conversion and the July 1997 $1.25 million equity infusion had taken place on July 1, 1996, the Company's primary loss per share would have been $(.55) for the year ended June 30, 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 1, 1997, the Company dismissed McGladrey & Pullen, LLP as its independent accountant. Effective Thursday, July 31, 1997, the Company has engaged Deloitte & Touche LLP as its new independent accountant. The Company's Audit Committee and Board of Directors participated in and approved the decision to change independent accountant. In connection with its audits for the two most recent fiscal years and through July 7, 1997, there have been no disagreements with McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of McGladrey & Pullen, LLP would have caused it to make reference thereto in its report on the financial statements for such years. Except for an explanatory paragraph described in Note 1 to the Company's consolidated financial statements as of and for the years ended June 30, 1994 and 1995, with respect to substantial doubt about the Company's ability to continue as a going concern and management's plans, the reports of McGladrey & Pullen, LLP on the Company's financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information contained under the headings "Election of Directors", "Executive Officers of the Company", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, a definitive copy of which will be filed within 120 days of June 30, 1997, is hereby incorporated by reference.

ITEM 10.  EXECUTIVE COMPENSATION

The information contained under the heading "Executive Compensation" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, is hereby incorporated by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, is hereby incorporated by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under the heading "Certain Transactions" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, is hereby incorporated by reference.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)       EXHIBITS:
                                                PAGE NUMBER OR INCORPORATION
 NO.   DESCRIPTION                                     BY REFERENCE TO
--------------------------------------------------------------------------------
 3.1   Articles of Incorporation, as         Incorporated herein by reference
       amended, of the Company               to the Company's Registration
                                             Statement on Form SB-2 Reg. No.
                                             333-04311.

 3.2   Bylaws, as amended, of the Company    Incorporated herein by reference
                                             to the Company's Registration
                                             Statement on Form SB-2 Reg. No.
                                             333-04311.

 4.1   Specimen form of the Company's        Incorporated herein by reference
       Common Stock certificate              to the Company's Registration
                                             Statement on Form SB-2 Reg. No.
                                             333-04311.

 4.2   Form of Warrant issued pursuant to    Incorporated herein by reference
       October, 1992 Unit offering           to the Company's Annual Report on
                                             Form 10-KSB for the year ended
                                             June 30, 1994.

 4.3   Form of Debenture issued pursuant to  Incorporated herein by reference
       October, 1992 Unit offering           to the Company's Annual Report on
                                             Form 10-KSB for the year ended
                                             June 30, 1994.

 4.4   Form of Warrant issued pursuant to    Incorporated herein by reference
       May, 1993 Unit offering               to the Company's Annual Report on
                                             Form 10-KSB for the year ended
                                             June 30, 1994.

 4.5   Form of Debenture issued pursuant to  Incorporated herein by reference
       May, 1993 Unit offering               to the Company's Annual Report on
                                             Form 10-KSB for the year ended
                                             June 30, 1994.

 4.6   Subscription and Purchase Agreement   Incorporated herein by reference
       dated as of August 23, 1993 between   to the Company's Annual Report on
       Registrant and Okabena Partnership K  Form 10-KSB for the year ended
                                             June 30, 1994.


 4.7   Conversion, Exercise, Subscription    Incorporated herein by reference
       and Purchase Agreement dated as of    to the Company's Registration
       October 13, 1995 between Registrant   Statement on Form SB-2 Reg. No.
       and Okabena Partnership K             33-99054.

 4.8   Form of Warrant issued pursuant to    Incorporated herein by reference
       October 1995 Unit offering            to the Company's Registration
                                             Statement on Form SB-2 Reg. No.
                                             33-99054.

 4.9   Certificate of Designation of Series  Incorporated herein by reference
       I Convertible Preferred Stock         to the Company's Annual Report on
                                             Form 10-KSB for the year ended
                                             June 30, 1994.

 4.10  Promissory Note and Security          Incorporated herein by reference
       Agreement dated February 3, 1995      to the Company's Annual Report on
       between Registrant and Norwest        Form 10-KSB for the year ended
       Credit, Inc.                          June 30, 1995.

 4.11  Form of May 1996 Bridge Loan          Incorporated herein by reference
       Agreement, including form of          to the Company's Registration
       Promissory Note and Warrant           Statement on Form SB-2 Reg. No.
       Agreement                             333-04311.

 4.12  Telident, Inc. Stock Option Plan of   Incorporated herein by reference
       1988, Form of Incentive Stock Option  to the Company's Registration
       Agreement and Form of Nonstatutory    Statement on Form S-8 Reg. No. 33-
       Stock Option Agreement                25922C.

 4.13  Form of Warrant Issued pursuant to    Incorporated herein by reference
       May 1996 Debenture Extension          to the Company's Registration
                                             Statement on Form SB-2 Reg. No.
                                             333-04311.

 4.14  Form of Underwriter's Warrant issued  Incorporated herein by reference
       on August 16, 1996                    to the Company's Registration
                                             Statement on Form SB-2 Reg. No.
                                             333-04311.

 4.15  Certificate of Designation of Series
       II Convertible Preferred Stock

 10.1  Fujitsu Business Communications       Incorporated herein by reference
       Distributor Agreement                 to the Company's Annual Report on
                                             Form 10-KSB for the year ended
                                             June 30, 1995.

 10.2  Cantus Corporation Acquisition        Incorporated herein by reference
       Agreement                             to the Company's Current Report on
                                             Form 8-K dated December 6, 1994.

 10.3  1996/1997 Short Term Incentive Plan

 10.4  Stock Based Long Term Incentive Plan

 10.5  FamCo III Limited Liability Company
       Stock Purchase Agreement

 16    Letter of McGladrey & Pullen, LLP to
       the SEC dated August 8, 1997

 23.1  Consent of Deloitte & Touche LLP

 23.2  Consent of McGladrey & Pullen, LLP.

 27    Financial Data Schedule


(b)       REPORTS ON FORM 8-K:

No reports on Form 8-K were filed during the last quarter of the period ended June 30, 1997. On July 9, 1997, the Company filed a Report on Form 8-K reporting that it had dismissed McGladrey & Pullen, LLP as its principal independent auditor. On August 6, 1997, the Company filed a Report on Form 8-K/A indicating that it had engaged Deloitte & Touche LLP as its independent auditors for the year ended June 30, 1997. The July 9, 1997 Report on Form 8-K also indicated that there were no disagreements between the Company and McGladrey & Pullen, LLP on any matter with respect to accounting policies or practices.

On August 5, 1997, the Company filed a Report on Form 8-K making reference to the press release issued to the public by the Company on July 23, 1997, relating to the $1.25 million equity investment made in the Company by Family Financial Strategies, Inc. In addition, the Company released unaudited financial results for the fiscal year ended June 30, 1997, which show the effect of the debenture conversion completed in June and the pro forma effect of the new equity investment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TELIDENT, INC.

 August 7, 1997                          By  /s/ W. Edward McConaghay
                                         ---------------------------------------
                                         W. Edward McConaghay, President
                                         and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ Mark W. Sheffert                                    August 7, 1997
------------------------------------------------------
 Mark W. Sheffert, Chairman of the Board and Director


 /s/ W. Edward McConaghay                                August 7, 1997
------------------------------------------------------
 W. Edward McConaghay, President, Chief Executive
 Officer  and Director (Principal Executive Officer)


 /s/ Scott R. Anderson                                   August 7, 1997
------------------------------------------------------
 Scott R. Anderson, Director


 /s/ Willis K. Drake                                     August 7, 1997
------------------------------------------------------
 Willis K. Drake, Director


 /s/ David F. Durenberger                                August 7, 1997
------------------------------------------------------
 David F. Durenberger, Director


 /s/ John Sagan                                          August 7, 1997
------------------------------------------------------
 John Sagan, Director


 /s/ John D. Wunsch                                      August 7, 1997
------------------------------------------------------
 John D. Wunsch, Director