Form 10QSB
period 1997-09-30
TELIDENT INC /MN/
filed 1997-11-14
CIK 845047

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997
     [ ] Transition report under Section 13 or 15(d) of the Exchange Act
     For the transition period from ______________ to ______________

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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of equity securities, as of September 30, 1997: 6,938,185 shares of Common Stock, par value $.02 per share, and 150,000 Series I and 1,111,111 Series II shares of Class A Convertible Preferred Stock, par value $.02 per share.

806875.4

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

                                                         TELIDENT, INC.
                                                    CONDENSED BALANCE SHEETS
                                                          (UNAUDITED)


                                                                                       September 30,         June 30,
                                                                                           1997                1997
                                                                                        ----------         ----------
ASSETS
 CURRENT ASSETS:
      Cash and cash equivalents                                                         $  893,184         $   22,319
      Trade accounts receivable, net of allowance for doubtful
           accounts of $37,160 and $40,000, respectively                                   598,189            432,111
      Inventories                                                                          370,636            430,506
      Other                                                                                 47,215             37,710
                                                                                        ----------         ----------
           Total current assets                                                          1,909,224            922,646

 FURNITURE AND OFFICE EQUIPMENT, less accumulated
      depreciation of $219,555 and $198,355, respectively                                  259,297            264,051
 INTANGIBLE ASSETS, less accumulated amortization of $119,468
      and $108,868, respectively                                                           113,269             99,429
 OTHER ASSETS                                                                                5,855             30,855
                                                                                        ----------         ----------
                                                                                        $2,287,645         $1,316,981
                                                                                        ==========         ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Trade accounts payable                                                            $  327,560         $  299,684
      Accrued expenses                                                                      96,191            113,229
      Deferred revenue                                                                       5,156              1,950
      Current portion of capital lease                                                      13,506             15,913
      Notes payable - bank                                                                 191,166            101,716
      Debentures and interest payable                                                       53,750             77,875
                                                                                        ----------         ----------
           Total current liabilities                                                       687,329            610,367

LONG TERM PORTION OF CAPITAL LEASE                                                          17,948             20,903
DEBENTURES PAYABLE                                                                            --               87,500
                                                                                        ----------         ----------
           Total liabilities                                                               705,277            718,770
                                                                                        ----------         ----------

COMMITMENTS

SHAREHOLDERS' EQUITY

      Preferred stock, $.02 par value, 10,000,000 and 2,500,000 shares authorized respectively
        Series I, convertible into common stock at the rate of one common share for each preferred share, 150,000 shares outstanding at
           both dates                                                                        3,000              3,000
        Series II, convertible into common stock for a period of one year at
           i) one common share for each preferred share or ii) if the Average
           Price, as defined, is less than $1.125, then each share of preferred shall be convertible into the number of shares of common stock equal to $1.125 divided by 80% of the Average
           Price, 1,111,111 shares outstanding at September 30, 1997                        22,222
      Common stock, $.02 par value, 40,000,000 shares authorized,
           6,938,185 and 6,948,526 shares outstanding, respectively                        138,764            138,971


            See accompanying notes to condensed financial statements.



      Additional paid-in capital                                                        14,677,603         13,517,626
      Accumulated deficit                                                              (13,259,221)       (13,061,386)

           Total Shareholder's equity                                                    1,582,368            598,211
                                                                                        ----------         ----------
                                                                                        $2,287,645         $1,316,981
                                                                                        ==========         ==========



            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                           September 30,
                                                  -----------------------------
                                                      1997              1996
                                                  -----------       -----------

Net sales                                         $   504,798       $   826,369

Cost of sales                                         163,830           257,316
                                                  -----------       -----------
Gross profit                                          340,968           569,053
                                                  -----------       -----------

Operating expenses:
     Sales and marketing                              178,572           336,074
     Research and development                         121,230           288,380
     General and administrative                       236,099           289,254
                                                  -----------       -----------
          Total operating expenses                    535,901           913,708
                                                  -----------       -----------

          Loss from operations                       (194,933)         (344,655)

Interest income                                         9,167            14,793
Interest expense                                      (12,069)         (112,515)
                                                  -----------       -----------

Net loss                                          $  (197,835)      $  (442,377)
                                                  ===========       ===========

Perferred stock dividends including $36,337
   of undeclared and unpaid cumulative stock
   as of September 30, 1997                           (36,337)          (11,948)
                                                  -----------       -----------
Net loss applicable to
  Common Stock                                       (197,835)         (454,325)

Net Loss Per Common Share                         $      (.03)      $      (.08)
                                                  ===========       ===========

Weighted average number of shares outstanding       6,941,669         5,541,034
                                                  ===========       ===========



            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                  CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                     Number of        Number of        Amount of       Amount of        Additional
                                      common          preferred        preferred        common           paid-in        Accumulated
                                   shares issued    shares issued        stock           stock           capital          deficit
                                    ------------     ------------    ------------    ------------     ------------     ------------
BALANCE, June 30, 1997                 6,948,526          150,000    $      3,000    $    138,971     $ 13,517,626     $(13,061,386)

Preferred stock issued in private
  placement, net of offering
  expenses of $56,373                       --          1,111,111          22,222            --          1,171,405             --
Common stock offset against
  note receivable                        (10,341)            --              --              (207)         (11,428)            --
  Net loss                                  --               --              --              --               --           (197,835)
                                    ------------     ------------    ------------    ------------     ------------     ------------
BALANCE, September 30, 1997            6,938,185        1,261,111    $     25,222    $    138,764     $ 14,677,603     $(13,259,221)
                                    ============     ============    ============    ============     ============     ============


            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   Three Months Ended
                                                                      September 30,
                                                                1997                 1996
                                                            -----------          -----------
Cash flows from operating activities:
Net loss                                                    $   (197,835)         $  (442,377)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation and amortization                                     31,800               54,321
Common stock issued for services                                    --                 10,500
Changes in assets and liabilities:
   Trade accounts receivable                                    (166,078)            (204,933)
   Inventories                                                    59,870             (126,101)
   Other assets                                                    3,860              260,429
   Trade accounts payable                                         27,876              162,513
   Other liabilities                                             (19,194)              32,713
                                                             -----------          -----------
         Net cash used in operating activities                  (259,701)            (253,025)
                                                             -----------          -----------

   Cash flows from investing activities:
      Payments for intangible assets                             (24,440)             (79,084)
      Purchase of furniture and office equipment                 (16,446)             (24,353)
                                                             -----------          -----------
         Net cash used in investing activities                   (40,886)            (103,437)
                                                             -----------          -----------

   Cash flows from financing activities:
      Payments on notes payable-bank                            (350,510)          (1,335,050)
      Borrowings from notes payable-bank                         439,960              325,000
      Payments on borrowings from others                        (111,625)            (443,090)
      Proceeds from issuance of preferred stock                1,193,627                 --
      Proceeds from issuance of common stock                        --              2,898,619
      Preferred stock dividends                                     --                (11,948)
      Preferred stock redemption                                    --                (50,000)
                                                             -----------          -----------
         Net cash provided by financing activities             1,171,452            1,383,531
                                                             -----------          -----------

      Net increase in cash for the period                        870,865            1,027,069
      Cash, beginning of period                                   22,319              448,654
                                                             -----------          -----------
      Cash, end of period                                    $   893,184          $ 1,475,723
                                                             ===========          ===========

   Supplemental schedule of non-cash financing activities:

         Common stock offset against note receivable         $    11,635          $
                                                             -----------          -----------
         Conversion of notes payable to common stock         $      --            $   229,340
                                                             ===========          ===========
         Common stock issued for services                    $      --            $    10,500
                                                             ===========          ===========


            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 and 1996
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The condensed financial statements included in this Form 10-QSB are unaudited. However, in the opinion of the Company, the financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results and balances for the interim periods.

     The results of operations for the three-month period ended September 30, 1997 do not necessarily indicate the results to be expected from the full year. These statements should be read in conjunction with the Company's financial statements and notes thereto, contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997.

2.   INVENTORIES

     Inventories are stated at the lower of cost or market using the first in, first out method, and consisted of the following:

                                  September 30,        June 30,
                                      1997               1997
                                   ---------          ---------
         Raw materials             $ 386,962          $ 416,735
         Work in progress              1,733                336
         Finished goods               71,941            103,435
         Inventory reserve           (90,000)           (90,000)
                                   ---------          ---------
                                   $ 370,636          $ 430,506
                                   =========          =========



3.   ISSUANCE OF CLASS A CONVERTIBLE PREFERRED STOCK

     On July 27, 1997, FAMCO II LLC ("FAMCO"), a Minnesota limited liability corporation, purchased 1,111,111 shares of the Company's Class A Convertible Preferred Stock for $1,250,000 ($1.125 per share). FAMCO is managed by Family Financial Strategies, Inc.

4.   NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which is effective for periods ending after December 15, 1997. SFAS 128 revises the standards for computing and presenting earnings per share (EPS). The Company will continue to apply APB Opinion No. 15 to compute the EPS through the effective date. EPS for the three months ended September 30, 1997 computed under SFAS 128 is not expected to be materially different than EPS computed under APB Opinion No. 15.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

RESULTS OF OPERATIONS
---------------------

     For the three-month period ended September 30, 1997, the Company recorded a net loss of $197,835 compared to a net loss of $442,377 for the same period in fiscal year 1997.

REVENUES

     Revenues consist of equipment sales of the Company's hardware and software systems for enhanced 911 service, mainly from its Station Translation System ("STS") for PBX systems. The Company also generates revenues from services and extended warranty contracts.

     Revenues for the three-month period ended September 30, 1997 were $504,798 compared to $826,369 for the same period in fiscal year 1997, a decrease of 38.9%. The decrease in revenues was primarily due to reduced shipments of the Company's STS. The shipments were affected by senior management's adjustment in the shipping policies so that shipment of hardware does not occur until shortly before installation of such equipment is scheduled. This adjustment allows for better project control. Consistent with past practices, hardware revenue is recognized on shipment, and revenue from installations and other services is recognized as the installations or services are completed.

GROSS MARGIN

     Gross margin for the three-month period ended September 30, 1997 decreased to 67.5% compared to 68.9% for the same period in fiscal year 1997. This decrease was due to the increase in business received from a major distributor, and to a change in accounting practices which reallocated direct expenses from operations into cost of sales.

SELLING

     Selling expenses for the three-month period ended September 30, 1997 decreased 46.9% to $178,572 from $336,074 for the same period in fiscal year 1997. This decrease resulted from the closing of several under-producing sales offices, a reduction in sales personnel and marketing expenses, and an overall reduction in operating expenses as part of the Company's cost containment and restructuring measures which were implemented in the second half of fiscal year 1997. Continued investment in sales personnel and selling efforts are being made in distribution support.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the three-month period ended September 30, 1997 decreased 58.0% to $121,230 from $288,380 during the same period in fiscal year 1997. This decrease was due to a reduction in personnel, decreased use of consultants, and a concentrated focus on research and development efforts for the Company's existing PBX 911 product line. In addition, new research and development programs were initiated in the fourth quarter of fiscal year 1997. The Company believes that these programs will result in improved product capabilities and new product introductions in future periods.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the period ended September 30, 1997 decreased 18.4% to $236,099 from $289,254 during the same period in fiscal year 1997. This decrease was caused by the Company's cost containment and restructuring measures implemented in the second half of fiscal year 1997, including reductions in personnel and decreased use of consultants.

INTEREST INCOME/EXPENSE

     Total interest income for the three-month period ended September 30, 1997 was $9,167 compared to $14,793 for the same period in fiscal year 1997, while total interest expense was $12,069 compared to $112,515 for the same period in fiscal year 1997. The decrease in interest expense was primarily due to a decrease in outstanding borrowings. The outstanding debt from the Company's June 1996 bridge financing was fully paid using the proceeds from the Company's common stock offering completed in August 1996. In addition, the Company converted a substantial portion of its debentures to common stock during July of 1997.

DIVIDENDS

The Company has never paid a cash dividend on its common stock. The Company did pay a dividend on its preferred stock for the quarter ending September 30, 1997 in the aggregate amount of $11,948. The payments of dividends, if any, in the future rest with the discretion of the Board of Directors and will depend, among other things, upon the Company's earning, if any, capital requirements and financial condition. No such dividend was paid for the three-month period ended September 30,1997, and currently the Company has no intention to pay such dividend. The Company instead plans to retain all earnings to further the development of the business.

INFLATION
---------

     Inflation has not had a material impact on the Company's net sales or results of operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At September 30, 1997, the Company had cash of $893,184 and accounts receivable of $598,189. During the three-months ended September 30, 1997 net cash used in the Company's operating activities was $259,701, consisting primarily of the Company's loss from operations of $197,835. The Company invested $24,440 in intangible assets related to the development of Company manufactured computer software, and $16,446 for a new financial accounting system designed to streamline and to improve the efficiency of the Company's accounting activities. Funds required to finance the Company's operations and investments during the first quarter of fiscal 1998 were provided by the July 1997 private placement investment of 1,111,111 shares of Class A Convertible Preferred Stock, resulting in net proceeds of approximately $1.2 million. The Company has relied on debt and equity capital to fund its operating losses during the first quarter of fiscal year 1998 and during prior periods.

     Based on the projected revenues and expenses, the Company believes that cash and cash equivalents, the proceeds from an existing line of credit and its collections from accounts receivable, will be adequate to fund the Company's working capital requirements through June 30, 1998.

     At September 30, 1997, the Company had an accumulated deficit of $13,259,221 and shareholders' equity of $1,582,368. The Company currently has no agreements which would provide it with additional debt or equity capital, and there can be no assurance that if additional funds are required, that they will be available on terms acceptable to the Company, or at all. The failure to obtain additional funds if required would have a material adverse effect upon the Company's business, operating results and financial condition. The Company has no material commitments for capital expenditures for fiscal year 1998.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING. Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

     On July 27, 1997, FAMCO II LLC ("FAMCO"), a Minnesota limited liability corporation, purchased 1,111,111 shares of the Company's Class A Convertible Preferred Stock for $1,250,000 in cash. FAMCO is managed by Family Financial Strategies, Inc. Based upon investment representations provided to the Company by FAMCO, the Company believes that the foregoing transaction was exempt under
Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.            Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its Annual Meeting of Shareholders on September 11, 1997. There were 6,168,726 shares of common stock outstanding and entitled to vote, and a total of 5,476,140 shares (88.7%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to the Company's shareholders.

     1.  Proposal to elect seven directors, each for a one-year term.

                                               FOR                WITHHOLD
                                            ---------             --------

         Scott Anderson                     4,904,446             283,504
         Willis Drake                       4,907,946             280,004
         David F. Durenberger               4,890,200             297,750
         John D. Wunsch                     4,910,738             277,212
         W. Edward McConaghay               4,911,300             277,650
         John Sagan                         4,907,846             280,104
         Mark W. Sheffert                   4,907,446             280,504

     2. Proposal to ratify and approve the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ending June 30, 1998.

                           FOR            WITHHOLD        ABSTENTIONS
                        ---------         --------        -----------

                        4,959,661          216,239           12,050

     3. Proposal to amend Article III of the Company's Restated Articles of Incorporation which (a) increases the number of authorized shares of the Company's common stock to 40,000,000 shares, and (b) increases the number of authorized shares of the Company's preferred stock to 10,000,000 shares.

                                                                        BROKER
                 FOR               WITHHOLD        ABSTENTIONS        NON-VOTES
              ---------            ---------       -----------       ----------

              1,992,160             613,359          167,680          2,414,751

ITEM 5.  OTHER INFORMATION.                 Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  Exhibit 27, Financial Data Schedule.
                  The Company filed the following Correct Reports on Form 8-K during the quarter ended September 30, 1997.

                  (a)      Exhibit 3(i)  ARTICLES OF INCORPORATION
                           Exhibit 27    FINANCIAL DATA SCHEDULE

                  (b) The Company filed the following documents with the Commission (File No. 0-20887) during the quarter for which this report is filed:

                           (1) The Company's Current Report on Form 8-K filed on July 9, 1997 (File No. 0-20887), relating to the Company's dismissal of McGladrey & Pullen, LLP as its independent accountant.

                           (2) The Company's Current Report on Form 8-K filed on August 5, 1997 (File No. 0-20887), relating to the $1.25 million equity investment made in the Company by Family Financial

                                    Strategies, Inc.

                           (3) The Company's Current Report on Form 8-K/A filed on August 6, 1997 (File No. 0-20887), relating to the Company engaging Deloitte & Touche LLP as its new independent accountant.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           TELIDENT, INC.
                                           -------------------------------------
                                                     (Registrant)

               November 11, 1997           /s/ W. Edward McConaghay
----------------------------------------   -------------------------------------
                     Date                  W. Edward McConaghay, President
                                           (Principal Executive Officer)

               November 11, 1997           /s/ Carolyn L. Wright
----------------------------------------   -------------------------------------
                    Date                   Carolyn L. Wright, Controller
                                           (Principal Financial and Accounting
                                           Officer)

                                           EXHIBIT INDEX

                           Exhibit
                           Number                     Description
                           ------                     -----------
                             3                        Articles of Incorporation
                            27                        Financial Data Schedule