Form 10QSB/A
period 1997-09-30
TELIDENT INC /MN/
filed 1998-02-17
CIK 845047

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997
|_| Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ______________ to ______________ :

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of equity securities, as of September 30, 1997: i) 6,938,185 shares of Common Stock, par value $.02 per share; ii) 150,000 shares of Series I Class A Convertible Preferred Stock, par value $.02 per share; iii) 1,111,111 shares of Series II Class A Convertible Preferred Stock, par value $.02 per share.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

                                 TELIDENT, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     September 30,       June 30,
                                                                                          1997             1997
                                                                                     -------------     -------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                       $     893,184     $      22,319
     Trade accounts receivable, net of allowance for doubtful                              598,189           432,111
         accounts of $37,160 and $40,000, respectively
     Inventories                                                                           370,636           430,506
     Other                                                                                  47,215            37,710
                                                                                     -------------     -------------
         Total current assets                                                            1,909,224           922,646

FURNITURE AND OFFICE EQUIPMENT, less accumulated                                           259,297           264,051
     depreciation of $219,555 and $138,433, respectively
INTANGIBLE ASSETS, less accumulated amortization of $119,468                               113,269            99,429
     and $262,739, respectively
OTHER ASSETS                                                                                 5,855            30,855
                                                                                     -------------     -------------
                                                                                     $   2,287,645     $   1,316,981
                                                                                     =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Trade accounts payable                                                          $     327,560     $     299,684
     Accrued expenses                                                                       96,191           113,229
     Deferred revenue                                                                        5,156             1,950
     Current portion of long-term debt                                                      13,506            15,913
     Notes payable - bank                                                                  191,166           101,716
     Debentures and interest payable                                                        53,750            77,875
                                                                                     -------------     -------------
         Total current liabilities                                                         687,329           610,367

LONG TERM DEBT, less current portion                                                        17,948            20,903
DEBENTURES PAYABLE                                                                            --              87,500
                                                                                     -------------     -------------
         Total liabilities                                                                 705,277           718,770
                                                                                     -------------     -------------

COMMITMENTS
SHAREHOLDERS' EQUITY:
     Preferred stock, $.02 par value, 10,000,000 and 2,500,000 shares authorized, respectively
             Series I, convertible into common stock at the rate of one common share for each preferred share, 150,000 shares
                  outstanding at both dates                                                  3,000             3,000
             Series II, convertible into common stock for a period of one year at i) one common share for each preferred share or ii) if the
                  Average Price, as defined, is less than $1.125, then each share of preferred shall be convertible into the number of shares of common stock equal to $1.125 divided by 80% of the Average
                  Price, 1,111,111 shares outstanding at September 30, 1997                 22,222
     Common stock, $.02 par value, 40,000,000 shares authorized,
         6,938,185 and 6,948,526 shares outstanding, respectively                          138,764           138,971
     Additional paid-in capital                                                         14,677,603        13,517,626
     Accumulated deficit                                                               (13,259,221)      (13,061,386)
                                                                                     -------------     -------------
         Total shareholders' equity                                                      1,582,368           598,211
                                                                                     -------------     -------------
                                                                                     $   2,287,645     $   1,316,981
                                                                                     =============     =============

            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                    Three months ended
                                                                                      September 30,
                                                                                   1997              1996
                                                                               ------------     ------------
                                                                             Restated - Note 1
Net sales                                                                      $    504,798     $    826,369

Cost of sales                                                                       163,830          257,316
                                                                               ------------     ------------

Gross profit                                                                        340,968          569,053

Operating expenses:
 Sales and marketing                                                                178,572          336,074
 Research and development                                                           121,230          288,380
 General and administrative                                                         236,099          289,254
                                                                               ------------     ------------
      Total operating expenses                                                      535,901          913,708
                                                                               ------------     ------------

      Loss from operations                                                         (194,933)        (344,655)

Interest income                                                                       9,167           14,793
Interest expense                                                                    (12,069)        (112,515)
                                                                               ------------     ------------

      Net loss                                                                 $   (197,835)    $   (442,377)
                                                                               ============     ============

Deemed preferred stock dividends, including $50,787 of cumulative dividends
at September 30, 1997                                                          $   (348,837)    $    (17,382)
                                                                               ============     ============

Net loss applicable to common stock                                            $   (546,672)    $   (459,759)
                                                                               ============     ============

Net loss per common share                                                      $       (.08)    $       (.08)
                                                                               ============     ============

Weighted average number of shares outstanding

                                                                                  6,941,669        5,541,034
                                                                               ============     ============

            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                      Number of      Number of     Amount of      Amount of      Additional
                                       common        preferred     preferred       common         paid-in       Accumulated
                                    shares issued  shares issued     stock          stock         capital         deficit
                                    -------------  -------------  -----------    -----------    -----------     -------------
BALANCE, June 30, 1997                6,948,526        150,000    $     3,000    $   138,971    $13,517,626     $ (13,061,386)

Preferred stock issued in private
  placement, net of offering
  expenses of $56,373                        --      1,111,111         22,222             --      1,171,405                --
Common stock offset against
  note receivable                       (10,341)            --             --           (207)       (11,428)               --
Net loss                                     --             --             --             --             --          (197,835)
                                    -----------    -----------    -----------    -----------    -----------     -------------
BALANCE, September 30, 1997           6,938,185      1,261,111    $    25,222    $   138,764    $14,677,603     $ (13,259,221)
                                    ===========    ===========    ===========    ===========    ===========     =============

            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three months ended
                                                              September 30,
                                                          1997             1996
                                                      ------------     ------------
Cash flows from operating activities:
Net loss                                              $   (197,835)    $   (442,377)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                          31,800           54,231
     Common stock issued for services                         --             10,500
Changes in assets and liabilities:
     Trade accounts receivable                            (166,078)        (204,933)
     Inventories                                            59,870         (126,101)
     Other assets                                            3,860          260,429
     Trade accounts payable                                 27,876          162,513
     Other liabilities                                     (19,194)          32,713
                                                      ------------     ------------
         Net cash used in operating activities            (259,701)        (253,025)

Cash flows from investing activities:
     Payments for intangible assets                        (24,440)         (79,084)
     Purchase of furniture and office equipment            (16,446)         (24,353)
                                                      ------------     ------------
         Net cash used in investing activities             (40,886)        (103,437)

Cash flows from financing activities:
     Payments on notes payable-bank                       (350,510)      (1,335,050)
     Borrowings from notes payable-bank                    439,960          325,000
     Payments on borrowings from others                   (111,625)        (443,090)
     Proceeds from issuance of preferred stock           1,193,627             --
     Proceeds from issuance of common stock                   --          2,898,619
     Preferred stock dividends                                --            (11,948)
     Preferred stock redemption                               --            (50,000)
                                                      ------------     ------------
         Net cash provided by financing activities       1,171,452        1,383,531

Net increase in cash for the period                        870,865        1,027,069
Cash beginning of period                                    22,319          448,654
                                                      ------------     ------------
Cash end of period                                    $    893,184     $  1,475,723
                                                      ============     ============

Supplemental schedule of non-cash financing
    activities:
   Common stock offset against note receivable        $     11,635     $       --
                                                      ------------     ------------
   Conversion of notes payable to common stock        $       --       $    229,340
                                                      ============     ============
   Common stock issued for services                   $       --       $     10,500
                                                      ============     ============

            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The condensed financial statements included in this Form 10-QSB are unaudited. However, in the opinion of the Telident, Inc. (the "Company"), the financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results and balances for the interim periods.

     The results of operations for the three-month period ended September 30, 1997 do not necessarily indicate the results to be expected for the full year. These statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997.

     The unaudited condensed statements of operations for the three months ended September 30, 1997 have been restated to properly reflect the beneficial conversion feature of the preferred stock issued in July 1997, in accordance with EITF D-60. This adjustment increased deemed preferred stock dividends and previously reported net loss applicable to common stock by $312,500. Accordingly net loss per common share increased from $.03 to $.08 for the three months ended September 30, 1997.

2.   INVENTORIES

     Inventories are stated at the lower of cost or market using the first in, first out method, and consisted of the following:

                                September 30,         June 30,
                                    1997                1997
                                 -----------        -----------
         Raw materials           $   386,962        $   416,735
         Work in progress              1,733                336
         Finished goods               71,941            103,435
         Inventory reserve           (90,000)           (90,000)
                                 -----------        -----------
                                 $   370,636        $   430,506
                                 ===========        ===========

3.   SHAREHOLDERS' EQUITY

     ISSUANCE OF SERIES II CLASS A CONVERTIBLE PREFERRED STOCK - On July 27, 1997, FAMCO II LLC ("FAMCO"), a Minnesota limited liability corporation, purchased 1,111,111 shares of the Company's Series II Class A Convertible Preferred Stock for $1,250,000 ($1.125 per share). FAMCO is managed by Family Financial Strategies, Inc.

     The Series II Class A Convertible Preferred Stock contained a beneficial conversion feature. The value of the beneficial conversion feature, $312,500, was recorded as a deemed preferred stock dividend at the date of issuance, which increased the net loss available to holders of common stock in the calculation of net loss per share

     CUMULATIVE UNDECLARED DIVIDENDS - The Company has not paid dividends on either series of its preferred stock since March 31, 1997. At September 30, 1997, there are $50,787 of cumulative undeclared dividends on its two series of preferred stock.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TELIDENT, INC.

    February 13, 1998          By:  /s/ W. Edward McConaghay
-------------------------           --------------------------------------------
  Date                              W. Edward McConaghay, President
                                    (Principal Executive Officer)

    February 13, 1998               /s/ Carolyn L. Wright
-------------------------           --------------------------------------------
  Date                              Carolyn L. Wright, Controller
                                    (Principal Financial and Accounting Officer)