Form 10QSB
period 1997-12-31
TELIDENT INC /MN/
filed 1998-02-17
CIK 845047

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
     1934
For the quarterly period ended December 31, 1997
|_| Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ______________ to ______________

Commission file number  0-20887

                                 TELIDENT, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            MINNESOTA                                  41-1533060
 (State or Other Jurisdiction of             (I.R.S. Employer Identification
 Incorporation or Organization)                           No.)

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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of equity securities, as of January 28, 1997: i) 1,734,546 shares of Common Stock, par value $.08 per share; ii) 37,500 shares of Series I Class A Convertible Preferred Stock, par value $.08 per share; and iii) 277,778 shares of Series II Class A Convertible Preferred Stock, par value $.08 per share.

                                TABLE OF CONTENTS


PART I        FINANCIAL INFORMATION...................................................................3

     ITEM I - Financial Statements....................................................................3

         Condensed Balance Sheets (unaudited) as of December 31, 1997 and June 30, 1997...............3

         Condensed Statements of Operations (unaudited) for the three-month and six-month periods ended December 31, 1997 and December 31, 1996........................................4

         Statements of Shareholders' Equity (unaudited) for the six months ended
         December 31, 1997............................................................................5

         Condensed Statements of Cash Flows (unaudited) for the six month periods ended
         December 31, 1997 and December 31, 1996......................................................6

         Notes to Consolidated Financial Statements...................................................7

     ITEM 2  Management Discussion and Analysis or Plan of Operation..................................8

PART II  OTHER INFORMATION...........................................................................10

     ITEM 6  Exhibits and Reports on Form 10-K ......................................................10


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS.

                                 TELIDENT, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                              December 31       June 30,
                                                                                  1997            1997
                                                                              ------------    ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                $    737,575    $     22,319
     Trade accounts receivable, net of allowance for doubtful
         accounts of $29,500 and $40,000, respectively                             655,280         432,111
     Inventories                                                                   360,083         430,506
     Other                                                                          96,883          37,710
                                                                              ------------    ------------
         Total current assets                                                    1,849,821         922,646

FURNITURE AND OFFICE EQUIPMENT, less accumulated
     depreciation of $240,955 and $198,355, respectively                           259,156         264,051
INTANGIBLE ASSETS, less accumulated amortization of $136,218
     and $108,868, respectively                                                    197,655          99,429
OTHER ASSETS                                                                        93,990          30,855
                                                                              ------------    ------------
                                                                              $  2,400,622    $  1,316,981
                                                                              ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Trade accounts payable                                                   $    227,763    $    299,684
     Accrued expenses                                                              168,397         113,229
     Deferred revenue                                                               11,968           1,950
     Current portion of long-term debt                                              49,874          15,913
     Notes payable - bank                                                          382,434         101,716
     Debentures and interest payable                                                55,000          77,875
                                                                              ------------    ------------
         Total current liabilities                                                 895,436         610,367

LONG TERM DEBT, less current portion                                                57,767          20,903
DEBENTURES PAYABLE                                                                    --            87,500
                                                                              ------------    ------------
         Total liabilities                                                         953,203         718,770
                                                                              ------------    ------------


COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, $.08 par value, 2,500,000 authorized
     Series I Class A, cumulative dividend at an annual rate of the prime rate plus 1% convertible into common stock at the rate of one
          common share for each preferred share, 37,500 shares                       3,000           3,000
          outstanding at both dates
     Series II Class A, cumulative dividend equal to the Series I Class A, in any, convertible into common stock for a period of one year at
          i) one common share for each preferred share or ii) if the
          Average Price, as defined, is less than $4.50, then each share of preferred shall be convertible into the number of shares of
          common stock equal to $4.50 divided by 80% of the Average                 22,222
          Price, 277,778 shares outstanding at December 31, 1997
  Common stock, $.08 par value, 10,000,000 shares authorized,
         1,734,546 and 1,737,131 shares outstanding, respectively                  138,764         138,971
  Additional paid-in capital                                                    14,677,603      13,517,626
  Accumulated deficit                                                          (13,394,170)    (13,061,386)
                                                                              ------------    ------------
      Total shareholders' equity                                                 1,447,419         598,211
                                                                              ------------    ------------
                                                                              $  2,400,622    $  1,316,981
                                                                              ============    ============


            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              Three months ended             Six months ended
                                                  December 31,                  December 31,
                                               1997          1996           1997            1996
                                           -----------    -----------    -----------    -----------
Net sales                                  $   625,777    $   625,418    $ 1,130,575    $ 1,451,787

Cost of sales                                  188,332        195,367        352,162        452,683
                                           -----------    -----------    -----------    -----------

Gross profit                                   437,445        430,051        778,413        999,104

Operating expenses:
 Sales and marketing                           242,097        335,057        420,669        671,131
 Research and development                      152,499        288,339        273,729        576,719
 General and administrative                    171,642        287,396        407,741        576,650
                                           -----------    -----------    -----------    -----------
      Total operating expenses                 566,238        910,792      1,102,139      1,824,500
                                           -----------    -----------    -----------    -----------

      Loss from operations                    (128,793)      (480,741)      (323,726)      (825,396)

Interest income                                 10,353         14,110         19,520         30,687
Interest expense                               (16,509)       (37,726)       (28,578)      (152,025)
                                           -----------    -----------    -----------    -----------

      Net loss                             $  (134,949)   $  (504,357)   $  (332,784)   $  (946,734)
                                           ===========    ===========    ===========    ===========

Deemed preferred stock dividends
paid, including $92,412 of cumulative
dividends at December 31, 1997             $   (41,625)   $   (16,175)   $  (390,462)   $   (33,557)
                                           ===========    ===========    ===========    ===========

Net loss applicable to common stock        $  (176,574)   $  (520,532)   $  (723,246)   $  (980,291)
                                           ===========    ===========    ===========    ===========

Net loss per common share - basic and
diluted                                    $      (.10)   $      (.34)   $      (.42)   $      (.67)
                                           ===========    ===========    ===========    ===========

Weighted average number of common shares
outstanding                                  1,734,546      1,538,435      1,734,982      1,462,262
                                           ===========    ===========    ===========    ===========


            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                     Number of        Number of      Amount of      Amount of      Additional
                                      common          preferred      preferred       common         paid-in       Accumulated
                                   shares issued    shares issued      stock          stock         capital         deficit
                                    ------------    ------------   ------------   ------------    ------------    ------------
BALANCE, June 30, 1997                 1,737,131          37,500   $      3,000   $    138,971    $ 13,517,626    $(13,061,386)

Preferred stock issued in private
  placement, net of offering
  expenses of $56,373                       --           277,778         22,222           --         1,171,405            --
Common stock offset against
  note receivable                         (2,585)           --             --             (207)        (11,428)           --
Net loss                                    --              --             --             --              --          (332,784)
                                    ------------    ------------   ------------   ------------    ------------    ------------
BALANCE, December 31, 1997             1,734,546         315,278   $     25,222   $    138,764    $ 14,677,603    $(13,394,170)
                                    ============    ============   ============   ============    ============    ============


            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               Six months ended
                                                                 December 31,
                                                              1997           1996
                                                           -----------    -----------
Cash flows from operating activities:
Net loss                                                   $  (332,784)   $  (946,734)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                              69,950        108,462
     Common stock issued for services                             --           21,500
Changes in assets and liabilities:
     Trade accounts receivable                                (223,170)      (531,960)
     Inventories                                                70,423        (73,706)
     Other assets                                              (67,193)        33,749
     Trade accounts payable                                    (71,919)       (83,213)
     Other liabilities                                          62,310         38,518
                                                           -----------    -----------
         Net cash used in operating activities                (492,383)    (1,433,384)

Cash flows from investing activities:
     Payments for intangible assets                           (125,576)      (117,716)
     Purchase of furniture and office equipment                (20,519)       (85,449)
                                                           -----------    -----------
         Net cash used in investing activities                (146,095)      (203,165)

Cash flows from financing activities:
     Payments on notes payable-bank                           (946,274)      (713,534)
     Borrowings from notes payable-bank                      1,226,992        852,500
     Payments on borrowings from others                       (120,611)    (1,073,988)
     Proceeds from issuance of preferred stock               1,193,627           --
     Proceeds from issuance of common stock                       --        2,917,922
     Preferred stock dividends                                    --          (33,557)
     Preferred stock redemption                                   --         (100,000)
                                                           -----------    -----------
         Net cash provided by financing activities           1,353,734      1,849,343

Net increase in cash and cash equivalents for the period       715,256        212,794
Cash and cash equivalents beginning of period                   22,319        448,654
                                                           -----------    -----------
Cash and cash equivalents end of period                    $   737,575    $   661,448
                                                           ===========    ===========

Supplemental non-cash financing activities:
   Common stock offset against note receivable             $    11,635    $        --
                                                           -----------    -----------
   Conversion of notes payable to common stock             $        --    $   229,340
                                                           ===========    ===========
   Common stock issued for services                        $        --    $   21,5000
                                                           ===========    ===========


            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The condensed financial statements included in this Form 10-QSB are unaudited. However, in the opinion of management of Telident, Inc. (the "Company"), the financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations and financial position for the interim periods. The results of operations for the three-month and six-month periods ended December 31, 1997 do not necessarily indicate the results to be expected for the full year. These statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997. Certain reclassifications have been made to the condensed statements of operations for the three and six months ended December 31, 1996 and the condensed statement of cash flows for the six months ended December 31, 1996. Such reclassifications had no effect on net loss or shareholders' equity as previously reported.

2.   INVENTORIES

     Inventories are stated at the lower of cost or market using the first in, first out method, and consisted of the following:

                                         December 31,                June 30,
                                             1997                      1997
                                             ----                      ----
         Raw materials             $          354,879        $          416,735
         Work in progress                      52,398                       336
         Finished goods                        42,806                   103,435
         Inventory reserve                    (90,000)                  (90,000)
                                   -------------------       -------------------
                                   $          360,083        $          430,506
                                   ==================        ==================


3.   SHAREHOLDERS' EQUITY

     REVERSE STOCK SPLIT - On January 2, 1998, the Board of Directors declared a one-for-four reverse stock split effective January 13, 1998. All references in the financial statements to number of shares, per share amounts and the statement of shareholders' equity have been restated to reflect the split.

     ISSUANCE OF SERIES II CLASS A CONVERTIBLE PREFERRED STOCK - On July 27, 1997, FAMCO II LLC ("FAMCO"), a Minnesota limited liability corporation, purchased 277,778 shares of the Company's Series II Class A Convertible Preferred Stock for $1,250,000 ($4.50 per share). FAMCO is managed by Family Financial Strategies, Inc.

     The Series II Class A Convertible Preferred Stock contained a beneficial conversion feature. The value of the beneficial conversion feature, $312,500, was recorded as a deemed preferred stock dividend at the date of issuance, which increased the net loss applicable to common stock in the calculation of net loss per share

     CUMULATIVE UNDECLARED DIVIDENDS - The Company has not paid dividends on either series of its preferred stock since March 31, 1997. At December 31, 1997, there are $92,412 of cumulative undeclared dividends on its two series of preferred stock.

4.   NET LOSS PER COMMON SHARE - BASIC AND DILUTED

     Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, (SFAS No. 128). Net loss per common share amounts presented for the three and six months ended December 31, 1996 have been restated for the adoption of SFAS No. 128.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

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

RESULTS OF OPERATIONS

     For the three-month and six-month periods ended December 31, 1997, the Company recorded a net loss of $134,949 and $332,784 compared to a net loss of $504,357 and $946,734 for the same periods in fiscal year 1997.

REVENUES

     Revenues consist of equipment sales of the Company's hardware and software systems for enhanced 911 service, mainly from its Station Translation System ("STS") for PBX systems. The Company also generates revenues from services and extended warranty contracts.

     Revenues for the three-month and six-month periods ended December 31, 1997 were $625,777 and $1,130,575 compared to $625,418 and $1,451,787 for the same periods in fiscal year 1997, a slight increase for the three month period and a decrease of 22.1% for the six month period. Revenues for the quarter ending December 31, 1997 grew 24% over the previous quarter's revenues of $504,798 ending September 30, 1997. Revenue increases are resulting from improved project management, operational efficiencies attributable to the backlog turnover into revenues, distributor sales of Station Translation Systems, and increased software applications installations.

GROSS MARGIN

     Gross margin for the three-month and six month periods ended December 31, 1997 increased to 69.9% and 68.9% compared to 68.8% for both periods in fiscal year 1997. This increase resulted from increased software sales, and increased pricing and improved cost controls of resold products and installation services.

SELLING

     Selling expenses for the three-month and six-month periods ended December 31, 1997 decreased to $242,097 and $420,669 from $335,057 and $671,131 for the same periods in fiscal year 1997. This decrease resulted from the closing of several under-producing sales offices, a reduction in sales personnel and marketing expenses, and an overall reduction in operating expenses as part of the Company's cost containment and restructuring measures which were implemented in the second half of fiscal year 1997. Continued investment in sales personnel and selling efforts are being made in distribution support.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the three-month and six-month periods ended December 31, 1997 decreased to $152,499 and $273,729 from $288,339 and $576,719 during the same periods in fiscal year 1997. This decrease was due to a reduction in personnel, decreased use of consultants, and a concentrated focus on research and development efforts for the Company's existing PBX 911 product line. In addition, new research and development programs were implemented in the first six months fiscal year 1998. The Company believes that these programs will result in improved product capabilities and new product introductions in future periods.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the three-month and six-month periods ended December 31, 1997 decreased to $171,642 and $407,741 from $287,396 and $576,650 during the same periods in fiscal year 1997. This decrease was caused by the Company's cost containment and restructuring measures implemented in the second half of fiscal year 1997, including reductions in personnel and decreased use of consultants.

INTEREST EXPENSE

     Total interest expense for the three-month and six-month periods ended December 31, 1997 was $6,156 and $9,058 compared to $23,616 and $121,338 for the same periods in fiscal year 1997. The decrease in interest expense was due in part to a decrease in outstanding borrowings. The outstanding debt from the Company's June 1996 bridge financing was fully paid using the proceeds from the Company's common stock offering completed in August 1996. In addition, the Company converted a substantial portion of its debentures to common stock during July 1997.

DIVIDENDS

     The Company has never paid a cash dividend on its common stock. The payments of dividends, if any in the future rest with the discretion of the Board of Directors and will depend, among other things, upon the Company's earnings, if any, capital requirements and financial condition. The Company has paid a cash dividend on its preferred stock in the past. No such dividend was paid during the six months ended December 31, 1997, and currently the Company has no intention to pay such dividend. The Company instead plans to retain all earnings, if any, to further the development of the business.

INFLATION

     Inflation has not had a material impact on the Company's net sales or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had cash of $737,575 and accounts receivable of $655,280. During the six-month period ended December 31, 1997 net cash used in the Company's operating activities was $492,383, consisting primarily of the Company's loss from operations of $332,784. The Company invested $125,576 in intangible assets related to the development of Company manufactured computer software, and $20,519 for additional office equipment and a new financial accounting system designed to streamline and improve the efficiency of the Company's accounting activities. Funds required to finance the Company's operations and investments during the first half of fiscal year 1998 were provided by the July 1997 private placement of 277,778 shares of Series II Class A Convertible Preferred Stock, resulting in net proceeds of approximately $1.2 million and an increase in notes payable - bank. The Company has relied on debt and equity capital to fund its operating losses during the first half of fiscal year 1998 and during prior periods.

     Based on the projected revenues and expenses, the Company believes that cash and cash equivalents, the proceeds from an existing line of credit and its collections from accounts receivable, will be adequate to fund the Company's working capital requirements through June 30, 1998.

     At December 31, 1997, the Company had an accumulated deficit of $13,394,170 and shareholders' equity of $1,447,419. The Company currently has no agreements which would provide it with additional debt or equity capital, and there can be no assurance that if additional funds are required, that they will be available on terms acceptable to the Company, or at all. The failure to obtain additional funds if required would have a material adverse effect upon the Company's business, operating results and financial condition. The Company has no material commitments for capital expenditures at December 31, 1997.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               3    Third Articles of Amendment of Restated Articles of
                    Incorporation
               27   Financial Data Schedule

          (b)  Current Reports on Form 8-K

               The registrant filed no Current Reports on Form 8-K during the quarter ended December 31, 1997. On January 2, 1998, the registrant filed a Current Report on Form 8-K (file No. 0-20887), relating to the Company's one-for-four reverse stock split effective January 13, 1998.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TELIDENT, INC.


     February 13, 1998           By:/s/ W. Edward McConaghay
------------------------------      ------------------------
Date                                W. Edward McConaghay, President
                                    (Principal Executive Officer)

     February 13, 1998              /s/ Carolyn L. Wright
Date                                Carolyn L. Wright, Controller
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
 Number        Description

  3            Third Articles of Amendment of Restated Articles of Incorporation
 27            Financial Data Schedule