Form 10QSB
period 1998-03-31
TELIDENT INC /MN/
filed 1998-05-15
CIK 845047

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1998
[ ] Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ______________ to ______________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      Number of shares outstanding of each of the issuer's classes of equity securities, as of March 31, 1998: i) 2,786,735 shares of Common Stock, par value $.08 per share and ii) 37,500 shares of Series I Class A Convertible Preferred Stock, par value $.08 per share.

                                TABLE OF CONTENTS

PART I          FINANCIAL INFORMATION..............................................................3

      ITEM I - Financial Statements................................................................3

            Condensed Balance Sheets (unaudited) as of March 31, 1998 and June 30, 1997............3

            Condensed Statements of Operations (unaudited) for the three-month and nine-month periods ended March 31, 1998 and 1997..................................................4

            Statements of Shareholders' Equity (unaudited) for the nine months ended
            March 31, 1998 ........................................................................5

            Condensed Statements of Cash Flows (unaudited) for the nine month periods ended
            March 31, 1998 and 1997................................................................6

            Notes to Consolidated Financial Statements.............................................7

      ITEM 2  Management Discussion and Analysis...................................................9

PART II  OTHER INFORMATION........................................................................11

      ITEM 6  Exhibits and Reports on Form 8-K....................................................11


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS.
                                 TELIDENT, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                               March 31,          June 30,
                                                                                                 1998                1997
                                                                                             ------------       ------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                              $    364,461       $     22,319
      Trade accounts receivable, net of allowance for doubtful
            accounts of $29,500 and $40,000, respectively                                         464,918            432,111
      Inventories                                                                                 319,752            430,506
      Other                                                                                        90,840             37,710
                                                                                             ------------       ------------
            Total current assets                                                                1,239,971            922,646

FURNITURE AND OFFICE EQUIPMENT, less accumulated
      depreciation of $266,455 and $198,355, respectively                                         233,656            264,051
INTANGIBLE ASSETS, less accumulated amortization of $162,218
      and $108,868, respectively                                                                  285,483             99,429
OTHER ASSETS                                                                                       76,592             30,855
                                                                                             ------------       ------------
                                                                                             $  1,835,702       $  1,316,981
                                                                                             ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Trade accounts payable                                                                 $    242,800       $    299,684
      Accrued expenses                                                                            128,341            113,229
      Deferred revenue                                                                              8,559              1,950
      Current portion of long-term debt                                                            51,175             15,913
      Notes payable - bank                                                                        171,504            101,716
      Debentures and interest payable                                                              56,250             77,875
                                                                                             ------------       ------------
            Total current liabilities                                                             658,629            610,367

LONG TERM DEBT, less current portion                                                               44,472             20,903
DEBENTURES PAYABLE                                                                                   --               87,500
                                                                                             ------------       ------------
            Total liabilities                                                                     703,101            718,770
                                                                                             ------------       ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
      Preferred stock, $.08 par value, 2,500,000 authorized
                 Series I Class A, cumulative dividend at an annual rate of the prime rate plus 1% convertible into common stock at the rate of one common share for each preferred share, 37,500 shares
                     outstanding at both dates                                                      3,000              3,000
                 Series II Class A, cumulative dividend equal to the Series I Class
                     A, if any, convertible into common stock for a period of one year at i) one common share for each preferred share or ii) if the
                     Average Price, as defined, is less than $4.50, then each share of preferred shall be convertible into the number of shares of common stock equal to $4.50 divided by 80% of the Average
                     Price, or iii) if the Company issues or sells Common Stock (as defined) or Convertible Securities (as defined) at less than
                     $4.50, then each share of preferred shall be convertible into the number of shares of common stock equal to the Conversion
                     Price (as defined in effect prior to such issuance ($4.50)
                     multiplied by the number of shares the preferred is convertible into prior to the adjustment (277,778)) and dividing the product thereof by the Conversion Price resulting from such issuance
                     277,778 shares outstanding at March 31, 1998                                  22,222
      Common stock, $.08 par value, 10,000,000 shares authorized,
            1,734,546 and 1,737,131 shares outstanding, respectively                              138,764            138,971
      Additional paid-in capital                                                               14,677,603         13,517,626
      Accumulated deficit                                                                     (13,708,988)       (13,061,386)
                                                                                             ------------       ------------
            Total shareholders' equity                                                          1,132,601            598,211
                                                                                             ------------       ------------
                                                                                             $  1,835,702       $  1,316,981
                                                                                             ============       ============

            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      Three months ended                 Nine months ended
                                                                          March 31,                          March 31,

                                                                   1998              1997             1998               1997
                                                                   ----              ----             ----               ----
Net sales                                                      $   450,503       $    14,950       $ 1,581,078       $ 1,466,737

Cost of sales                                                      173,081            39,832           525,243           492,515
                                                               -----------       -----------       -----------       -----------

Gross profit (loss)                                                277,422           (24,882)        1,055,835           974,222

Operating expenses:
  Sales and marketing                                              208,765           439,645           629,434         1,096,625
  Research and development                                         177,157           322,733           450,886           899,452
  General and administrative                                       198,279           306,516           606,020           897,317
  Restructuring                                                       --             391,519              --             391,519
                                                               -----------       -----------       -----------       -----------
        Total operating expenses                                   584,201         1,460,413         1,686,340         3,284,913
                                                               -----------       -----------       -----------       -----------

        Loss from operations                                      (306,779)       (1,485,295)         (630,505)       (2,310,691)

Interest income                                                      7,363             4,941            26,883            35,628
Interest expense                                                   (15,402)          (38,253)          (43,980)         (190,278)
                                                               -----------       -----------       -----------       -----------

        Net loss                                               $  (314,818)      $(1,518,607)      $  (647,602)      $(2,465,341)
                                                               ===========       ===========       ===========       ===========



Preferred stock dividends deemed paid, including $134,037
of cumulative dividends at March 31, 1998                      $   (41,625)      $      --         $  (432,087)      $      --
                                                               ===========       ===========       ===========       ===========

Net loss applicable to common stock                            $  (356,443)      $(1,518,607)      $(1,079,689)      $(2,465,341)
                                                               ===========       ===========       ===========       ===========


Net loss per common share - basic and diluted                  $      (.21)      $      (.99)      $      (.62)      $     (1.66)
                                                               ===========       ===========       ===========       ===========


Weighted average number of common shares outstanding             1,734,546         1,541,198         1,727,960         1,488,285
                                                               ===========       ===========       ===========       ===========

            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                      Number of       Number of      Amount of      Amount of      Additional
                                       common         preferred      preferred       common          paid-in        Accumulated
                                    shares issued   shares issued      stock          stock          capital          deficit
                                    ------------     ------------   ------------   ------------    ------------    ------------
BALANCE, June 30, 1997                 1,737,131           37,500   $      3,000   $    138,971    $ 13,517,626    $(13,061,386)

Preferred stock issued in private
  placement, net of offering
  expenses of $56,373                       --            277,778         22,222           --         1,171,405            --
Common stock offset against
  note receivable                         (2,585)            --             --             (207)        (11,428)           --
Net loss                                    --               --             --             --              --          (647,602)
                                    ------------     ------------   ------------   ------------    ------------    ------------
BALANCE, March 31, 1998                1,734,546          315,278   $     25,222   $    138,764    $ 14,677,603    $(13,708,988)
                                    ============     ============   ============   ============    ============    ============

            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Nine months ended
                                                                                   March 31,
                                                                             1998             1997
                                                                             ----             ----
Cash flows from operating activities:
Net loss                                                                $  (647,602)      $(2,465,341)
Adjustments to reconcile net loss to
  net cash used in operating activities:
      Depreciation and amortization                                         121,450           498,207
      Common stock issued for services                                         --              21,500
Changes in assets and liabilities:
      Trade accounts receivable                                             (32,807)          201,292
      Inventories                                                           110,754           (85,526)
      Other assets                                                          (43,752)          154,266
      Trade accounts payable                                                (56,884)         (104,094)
      Other liabilities                                                      20,096            65,812
                                                                        -----------       -----------
            Net cash used in operating activities                          (528,745)       (1,713,884)

Cash flows from investing activities:
      Payments for intangible assets                                       (239,404)         (117,716)
      Purchase of furniture and office equipment                            (20,519)          (87,916)
                                                                        -----------       -----------
            Net cash used in investing activities                          (259,923)         (205,632)

Cash flows from financing activities:
      Payments on notes payable-bank                                     (1,603,650)       (1,454,464)
      Borrowings from notes payable-bank                                  1,673,438         1,523,500
      Payments on borrowings from others                                   (132,605)             --
      Borrowings from others                                                   --          (1,116,366)
      Proceeds from issuance of preferred stock                           1,193,627            36,833
      Proceeds from issuance of common stock                                   --           2,930,422
      Preferred stock dividends                                                --             (48,190)
      Preferred stock redemption                                               --            (150,000)
                                                                        -----------       -----------
            Net cash provided by financing activities                     1,130,810         1,721,735

Net increase, decrease in cash and cash equivalents for the period          342,142          (197,781)
Cash and cash equivalents beginning of period                                22,319           448,654
                                                                        -----------       -----------
Cash and cash equivalents end of period                                 $   364,461       $   250,873
                                                                        ===========       ===========

Supplemental non-cash financing activities:
    Common stock offset against note receivable                         $    11,635       $      --
                                                                        -----------       -----------
    Conversion of notes payable to common stock                         $      --         $   229,340
                                                                        ===========       ===========
    Common stock issued for services                                    $      --         $    21,500
                                                                        ===========       ===========

                                 TELIDENT, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION
      The condensed financial statements included in this Form 10-QSB are unaudited. However, in the opinion of management of Telident, Inc. (the "Company"), the financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations and financial position for the interim periods.
      The results of operations for the three-month and nine-month periods ended March 31, 1998 do not necessarily indicate the results to be expected for the full year. These statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997.
      Certain reclassifications have been made to the condensed statements of operations for the three and nine months ended March 31, 1997 and the condensed statement of cash flows for the nine months ended March 31, 1997. Such reclassifications had no effect on net loss or shareholders' equity as previously reported.

2.    INVENTORIES
      Inventories are stated at the lower of cost or market using the first in, first out method, and consisted of the following:

                                             March 31,            June 30,
                                               1998                 1997
                                               ----                 ----
            Raw materials                 $    329,977         $    416,735
            Work in progress                    26,924                  336
            Finished goods                      52,851              103,435
            Inventory reserve                  (90,000)             (90,000)
                                          ------------         ------------
                                          $    319,752         $    430,506
                                          ============         ============

3.    SHAREHOLDERS' EQUITY
      REVERSE STOCK SPLIT - On January 2, 1998 the Board of Directors declared a one-for-four reverse stock split effective January 13, 1998. All references in the financial statements to number of shares, per share amounts and the statement of shareholders' equity have been restated to reflect the split.

      ISSUANCE OF SERIES II CLASS A CONVERTIBLE PREFERRED STOCK - On July 27, 1997, FAMCO II LLC ("FAMCO"), a Minnesota limited liability corporation, purchased 277,778 shares of the Company's Series II Class A Convertible Preferred Stock for $1,250,000 ($4.50 per share). FAMCO is managed by Family Financial Strategies, Inc.

      The Series II Class A Convertible Preferred Stock contained a beneficial conversion feature. The value of the beneficial conversion feature, $312,500, was recorded as a deemed preferred stock dividend at the date of issuance, which increased the net loss applicable to common stock in the calculation of net loss per share

      CUMULATIVE UNDECLARED DIVIDENDS - The Company has not paid dividends on either series of its preferred stock since March 31, 1997. At March 31, 1998, there are $134,037 of cumulative undeclared dividends on its two series of preferred stock.

      POTENTIAL FUTURE ISSUANCE - In April 1998, the Company entered into an agreement to obtain 400,000 shares of Series III Convertible Preferred Stock with two institutional investors in exchange for $1,000,000. Each share of the Series III Convertible Preferred Stock is convertible at the option of the holder into Common Stock. Upon any such conversion, each share of Series III Preferred Stock shall be converted into a number of fully paid and nonassessable shares (calculated as to each conversion to the nearest 1/100th of a share) of Common Stock of the Corporation equal to the quotient of (x) the Per Share Purchase Price (appropriately adjusted to reflect stock splits, stock dividends, reorganizations, consolidations and similar changes hereafter effected) of such share of Series III Preferred Stock, divided by (y) the lessor of (i) the Conversion Price (as defined) and (ii) 80% of the average of the closing bid price for the shares of COmmon Stock on the ten (10) trading days prior to the date that the Corporation receives written notice of conversion from a holder of such Series III Preferred Stock. These investors will also receive a warrant to purchase 400,000 shares of common stock. The warrant is exercisable at $3.125 per share and will expire two years from the closing date of this transaction. The proceeds from the sale were released into an escrow account during April 1998. This transaction has not closed and there can be no assurance that it will.

4.    NET LOSS PER COMMON SHARE - BASIC AND DILUTED
      Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, (SFAS No. 128). Net loss per common share amounts presented for the three and nine months ended March 31, 1997 have been restated for the adoption of SFAS No. 128.

5.    SUBSEQUENT EVENTS

         In February 1998, the Company issued a Director warrants to purchase 100,000 shares of common stock. The warrants are excercisable at $1.188 per share, vest based upon certain performance conditions and expire on February 25, 2000. In accordance with the provisions associated with the series II Class A Convertible Preferred Stock, FAMCO III LLC ("FAMCO") had a conversion option which allowed it at anytime prior to June, 19998 to convert such Series II Class A Convertable Preffered Stock into common stock based on a exercise price of the warrant or $1.188 per share. In April 1998, FAMCO exercised its conversion right and convereted 277,778 shares of Series II Class A Preferred Stock into 1,052,189 shares of common stock. Assuming the conversion had taken place in July 1997, the Company's basis and diluted loss per share would have been $.12 and $.26 for the three month and nine month periods ended March 31, 1998

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

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

RESULTS OF OPERATIONS

      For the three-month and nine-month periods ended March 31, 1998, the Company recorded a net loss of $314,818 and $647,602 compared to a net loss of $1,518,607 and $2,465,341 for the same periods in fiscal year 1997.

REVENUES

      Revenues consist of equipment sales of the Company's hardware and software systems for enhanced 911 service, mainly from its Station Translation System ("STS") for PBX systems. The Company also generates revenues from services and extended warranty contracts.

      Revenues for the three-month and nine-month periods ended March 31, 1998 were $450,503 and $1,581,078 compared to $14,950 and $1,466,737 for the same periods in fiscal year 1997. The Company increased revenues by focusing selling efforts on its core PBX 9-1-1 products including its on-site notification software and 9-1-1 database software applications. In addition, software and systems sales increased after the Company introduced new packaging and selling strategies.

GROSS MARGIN (LOSS)

      Gross margin (loss) for the three-month and nine-month periods ended March 31, 1998 increased to 61.6% and 66.8%, compared to (166.4%) and 66.4% for the same periods in fiscal year 1997. This increase resulted from increased shipments of the Company's core PBX 9-1-1 products, software sales, and improved cost controls for resold products and installation services.

SELLING

      Selling expenses for the three-month and nine-month periods ended March 31, 1998 decreased to $208,765 and $629,434 from $439,645 and $1,096,625 for the same periods in fiscal year 1997. This decrease resulted from the closing of several under-producing sales offices, a reduction in sales personnel and marketing expenses, and an overall reduction in operating expenses as a continuation of the Company's cost containment and restructuring measures which were implemented in the second half of fiscal year 1997. The Company has recently shifted the focus of its selling efforts away from a field sales force to direct marketing to end users and distributors. This strategy is resulting in increased sales while at the same time decreasing the Company's sales and marketing expenses.

RESEARCH AND DEVELOPMENT

      Research and development expenses for the three-month and nine-month periods ended March 31, 1998 decreased to $177,157 and $450,886 from $322,733 and $899,452 during the same periods in fiscal year 1997. This decrease was due to a reduction in personnel, decreased use of consultants, and a concentrated focus on research and development efforts for the Company's existing PBX 911 product line. In addition, new research and development programs were implemented in the first nine months of fiscal year 1998. The Company believes that these programs will continue to improve product capabilities and new product introductions in future periods.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses for the three-month and nine-month periods ended March 31, 1998 decreased to $198,279 and $606,020 from 306,516 and $897,317 during the same periods in fiscal year 1997. This decrease was caused by the continuing effect of the Company's cost containment and restructuring measures implemented in the second half of fiscal year 1997, including reductions in personnel and decreased use of consultants.

RESTRUCTURING CHARGES

      Restructuring charges of $391,519 were recorded during the three-month and nine-month periods ended March 31, 1997 as a result of a reorganization of the Company's personnel and certain write downs of other assets.

INTEREST EXPENSE, (NET)

      Interest expense, net of interest income for the three-month and nine-month periods ended March 31, 1998 was $8,039 and $17,097 compared to $33,312 and $154,650 for the same periods in fiscal year 1997. The decrease in interest expense was due in part to a decrease in outstanding borrowings. The outstanding debt from the Company's June 1996 bridge financing was fully paid using the proceeds from the Company's common stock offering completed in August 1996. In addition, the Company converted a substantial portion of its debentures to common stock during July 1997.

DIVIDENDS

      The Company has never paid a cash dividend on its common stock. The payments of dividends, if any in the future rest with the discretion of the Board of Directors and will depend, among other things, upon the Company's earnings, if any, capital requirements and financial condition. The Company has paid a cash dividend on its preferred stock in the past. No such dividend was paid during the nine months ended March 31, 1998, and currently the Company has no intention to pay such dividend. The Company instead plans to retain all earnings, if any, to further the development of the business.

INFLATION

      Inflation has not had a material impact on the Company's net sales or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1998, the Company had cash and cash equivalents of $364,461 and accounts receivable of $464,918. During the nine-month period ended March 31, 1998 net cash used in the Company's operating activities was $528,745, consisting primarily of the Company's loss from operations of $647,602. The Company invested $239,404 in intangible assets related to the development of Company manufactured computer software, and $20,519 for additional office equipment and a new financial accounting system designed to streamline and improve the efficiency of the Company's accounting activities. Funds required to finance the Company's operations and investments during the first nine months of fiscal year 1998 were provided by the July 1997 private placement of 277,778 shares of Series II Class A Convertible Preferred Stock, resulting in net proceeds of approximately $1.2 million and an increase in notes payable - bank. The Company has relied on debt and equity capital to fund its operating losses during the first nine months of fiscal year 1998 and during prior periods.

      Based on the projected revenues and expenses, the Company believes that cash and cash equivalents, the proceeds from an existing line of credit and its collections from accounts receivable, will be adequate to fund the Company's working capital requirements through June 30, 1998.

      At March 31, 1998, the Company had an accumulated deficit of $13,708,988 and shareholders' equity of $1,132,601. The Company currently has an agreement which would provide it with additional equity capital. The company expects this agreement to be finalized during the fourth quarter of fiscal year 1998. There can be no assurance that if additional funds are required, that they will be available on terms acceptable to the Company, or at all. The failure to obtain additional funds if required would have a material adverse effect upon the Company's business, operating results and financial condition. The Company has no material commitments for capital expenditures at March 31, 1998.

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits

                  27    Financial Data Schedule

            (b)   Current Reports on Form 8-K

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


                                    TELIDENT, INC.

                              By:   /s/ W. Edward McConaghay
                                    W. Edward McConaghay, President
        May 15, 1998                (Principal Executive Officer)
Date

                              By:   /s/ Carolyn L. Wright
                                    Carolyn L. Wright, Controller
        May 15, 1998                (Principal Financial and Accounting Officer)
Date

                                  EXHIBIT INDEX


                        Exhibit
                        Number         Description

                         27            Financial Data Schedule