Form 10KSB
period 1998-06-30
TELIDENT INC /MN/
filed 1998-08-20
CIK 845047

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -----------------------------
                                   FORM 10-KSB
    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                    For the fiscal year ended June 30, 1998

                         COMMISSION FILE NUMBER 0-20887

                                 TELIDENT, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter.)

                 MINNESOTA                            41-1533060
     -------------------------------       -------------------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)

                        TEN SECOND STREET N.E., SUITE 212
                          MINNEAPOLIS, MINNESOTA 55413
      ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                 Registrant's telephone number: (612) 623-0911

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                            $.08 par value

Check whether the issuer has: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No _____.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes _____ No __X__.

State registrant's revenues for its most recent fiscal year: $2,269,000

Aggregate market value of voting stock held by non-affiliates of registrant as of August 3, 1998: Approximately $5,226,328.

Number of shares outstanding as of August 3, 1998; 2,787,297 shares of Common Stock, par value $.08 per share, and 37,500 shares of Preferred Convertible Stock, par value $.08.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, a definitive copy of which will be filed with the SEC within 120 days of June 30, 1998, is incorporated by reference into Items 9, 10, 11 and 12 of Part III.

Transitional Small Business Disclosure format: Yes _____ No __X__.

TABLE OF CONTENTS


PART I   ......................................................................2

ITEM 1.  DESCRIPTION OF BUSINESS...............................................2

ITEM 2.  DESCRIPTION OF PROPERTIES.............................................6

ITEM 3.  LEGAL PROCEEDINGS.....................................................6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................6


PART II  ......................................................................7

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............7

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATION..................................................9

ITEM 7.  FINANCIAL STATEMENTS.................................................15

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.................................................25


PART III .....................................................................26

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT....................26

ITEM 10. EXECUTIVE COMPENSATION...............................................26

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......26

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................23

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K..............................26


SIGNATURES ...................................................................29

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

The Company's products utilize existing Enhanced 911 (E911) technology which automatically transmits both the caller's telephone number and address to the nearest emergency dispatcher or PSAP. Currently over two-thirds of the telephone systems in the U.S. have access to E911 service. However, the E911 service generally does not have the ability to pinpoint a caller's location within a PBX system without equipment such as that offered by the Company. Consequently, calls originating within a PBX transmit only the main PBX telephone number and main address where the PBX is physically located. Telident's patented systems create and manage a sophisticated database of information to monitor 911 calls within a PBX system and transmit the precise location, and generally the caller's name, to the PSAP through the existing E911 system. Presently five states across the U.S. have adopted legislation mandating the modification of PBX systems to make them fully compatible with the E911 system.

HISTORY
The development of the emergency response telephone network, 911, began in the late 1960's under the direction of AT&T in conjunction with Bell Labs. The 911 network was designed using the fundamental theory that the specific pair of wires connecting the caller with the telephone company could identify each caller. This design theory mirrored the long distance routing network that AT&T had previously developed. This design theory has created the 911 incompatibility problem that exists with PBX systems today. PBX systems share multiple connections (pairs of wires), and the ability to pinpoint the caller behind a business telephone system is lost to the network. The designers of the Enhanced 911 network may not have envisioned the popularity and deployment of PBX systems in the United States. Throughout the 1970's, 911 systems were deployed with voice transmission only. In response to public demand for more precise information as to the caller's location, development of the Enhanced 911 network began in the early 1980's. However, widespread use of PBX systems did not begin until after the breakup of AT&T in 1983.

STRATEGY
The Company was incorporated in Minnesota in July 1983 to develop and market electronic equipment for the telephone communications industry. From 1983 to 1985, Telident developed the Status Recognition Unit System I (the SRU(1)), a system which permits operating telephone companies to increase dedicated phone services capabilities. Based on a review of the market for the SRU(1), Telident determined that there was a significant market opportunity for products, based on the technology of the SRU(1), which could expand the capabilities, safety and reliability of emergency 911 service systems. Since 1989, the Company's goal has been to become a leading designer of systems which enable precise identification of the location of 911 callers within a PBX system and state-of-the-art hardware and software for the 911 public safety market.

To achieve this goal, the Company provides its customers with a total E911 solution, providing the hardware, software and service components to meet their emergency 911 information needs. For example, the Company provides PBX users:
(i) equipment (the Station Translation System) required to enable the PBX to be compatible with E911 service; (ii) software and services which enable PBX users to maintain the required database; and (iii) additional products, such as the TRAX OSN(TM) software which expands the capabilities of a PBX system utilizing the STS so that it automatically provides the precise location of the caller within the network to both the appropriate PSAP and to on-site personnel, such as security guards.

Telident has developed a national distribution network to provide sales support for its products and services through relationships with major distributors of PBX equipment and services and telephone companies. Telident has distribution agreements with Fujitsu Business Communications Systems, Ericsson GE Mobile Communications, Inc., Mitel, Northern Telecom, Siemens-Rolm, Intecom, Shared Technologies Fairchild, and Sprint/United Telephone and has joint marketing agreements with Pacific Bell, Bell Atlantic, and BellSouth, among others. Furthermore, the Company has established a telephone sales and sales support organization to assist its distribution partners and to provide direct support to certain national account customers.

PRIMARY PRODUCTS

9-1-1 STS (STATION TRANSLATION SYSTEM)
The 9-1-1 STS(TM) (STS) is a product designed for use with PBX systems. A PBX is a switching center maintained by an organization, such as an apartment complex, university, office building or government office complex where calls to and from phone locations are routed to their destination. The STS is designed to provide for the automatic identification for 911 purposes of the location of all callers within the PBX area. The STS provides automatic identification to the PSAP of the location of the caller within a PBX system. The Company has satisfactorily tested the compatibility of the STS with the PBX equipment of eleven manufacturers, who account for over 90% of domestic PBX sales. The Company has more than 1,000 STS installations in the United States and Canada.

DATABASE MANAGEMENT SOFTWARE is a collection of software programs, which assist in the development, and maintenance of a customer's location information database. A database collection tool is included to collect the data necessary to create the initial database. A database maintenance program is included to allow users to maintain their data and send updates to the telephone company.

TRAX OSN(TM) (ON-SITE NOTIFICATION) is a software program to enhance the STS. With TRAX OSN, the STS will provide automatic identification to the PSAP of the location of the caller within a PBX system and simultaneously will provide on-site notification of the call to a location within the organization, such as a security desk, reception or first-aid station.

SITE ALERT(TM) is a high quality, low cost PBX/911 on-site notification system that provides security personnel, console attendants and other individuals responsible for identifying the location of emergency calls with the time and extension number of 911 calls simultaneously to those calls being received at the public safety answering point (PSAP).

These products are variously packaged in "bundles" of hardware and software to create total "9-1-1 SOLUTIONS(TM)". These packages are simple to install and maintain, are sold directly by Telident or through its distribution channels, and are available with optional installation, applications consulting, and maintenance programs.

9-1-1 ACS (ANI CONTROL SYSTEM)
The 9-1-1 ACS(TM), or ANI Control System, takes an incoming 911 call and delivers the voice portion of the call to the emergency operator's telephone and the telephone signaling portion (which contains the incoming caller's telephone number) to a database where the caller's location can be obtained and relayed to the emergency operator. The ACS is used in public 911 and private emergency response applications.

9-1-1 NCS (NETWORK CONTROL SYSTEM)
The 9-1-1 NCS(TM) (NCS) is a microprocessor-based unit that selectively routes a 911 call originated from any station in the 911 service area to the correct PSAP designated to serve the originating station. Because NCS units can be distributed throughout the telephone network, Telident believes trunking costs can be minimized for the telephone operating company and Enhanced 911 service which is often taken for granted in large metropolitan areas may more readily be made available to rural America.

MARKETING AND DISTRIBUTION
The Company markets its 911 products through distribution agreements which include major PBX manufacturers and distributors; local, state and national public safety agencies; service providers, including certain of the regional Bell operating companies and major independent telcos; and manufacturers' representatives. Customers for these products include businesses, PBX manufacturers, colleges and universities, public and private school systems, banks, the healthcare industry, hotels and motels, businesses with multi-story or multi-building facilities, regional Bell operating companies, the military, system integrators, and government agencies.

Telident instituted a new plan for growth during fiscal 1998 by closing its three regional sales offices and employing inside sales representatives to market directly to its prospects. These seasoned telephone sales representatives are focused on selling to select customers within the Company's target markets that meet pre-determined criteria such as business type and telecommunications equipment on site. The Company's products have been bundled into complete user-friendly packages of hardware and software that can be installed by the customer or their system's integrator. These changes have made a direct positive impact on Telident's sales efforts.

E911 regulatory issues, such as the actions of the Federal Communications Commission (FCC) and the Public Utilities Commissions (PUCs) in the 50 states affect potential markets for the Company's products. For example, Colorado, Texas, Illinois, Washington and Mississippi have passed state laws or enacted regulations mandating (to various degrees) the modification of PBX systems to make them fully compatible with the E911 system. These actions favorably impact the market for the STS product. Similarly, in September 1994, the FCC issued a Notice of Proposed Rule Making (the publication for comment of a rule the FCC intends to promulgate), the original comment period ended in March 1995, and which, if implemented, could mandate that every new PBX sold nationwide and certain existing PBXs comply with E911 system requirements.

PRODUCT DEVELOPMENT
The Company maintains an engineering department to design and develop new products for the telephone industry and to support developments of new application software to broaden applications of its products. The Company employed one electrical engineer during fiscal 1998 to manage projects performed by outside contract development companies. The research and development portion of the Company's development expenditures for fiscal 1998 and 1997 were $94,021 and $262,725, respectively. New research and development projects will be initiated and funded as customer requirements and commitments are realized. The Company intends to expand its development capabilities during fiscal year 1999 by hiring additional experts. Future products will continue to be developed by a combination of in-house talent and outside contract development companies.

MANUFACTURING
Telident conducts final assembly and testing along with receiving and shipping of its products. The Company subcontracts all of its equipment subassembly fabrication to local manufacturers and assembly houses that are equipped and qualified to perform this work and produce high quality printed circuit board assembly products. The Company is not dependent on any one of its subcontractors. The component electronic parts required for assembly of the Company's products are available from a number of different sources. As unit volumes increase, the Company will evaluate and qualify contract manufacturers as part of a transition to complete outsourced turnkey manufacturing.

COMPETITION
The Company is aware of two competitors which market a product which competes with the Company's STS product. The competitive products are more expensive than the STS product and the Company believes they have a more limited compatibility with available PBXs than the Company's offering. Furthermore, several PBX manufacturers now provide a basic 911 translation capability through new PBX hardware and software releases. The Company believes that these products are more limited in capability than the Company's solutions and are not appropriate for a large number of installed PBXs. The Company's STS product is compatible with over 90% of the PBXs in the United States, and offer PBX owners and distributors a single comprehensive solution, independent of PBX type. The Company's NCS and ACS products are designed to be competitive with more costly solutions offered by other manufacturers.

PATENTS AND PROPRIETARY INFORMATION
The Company has obtained United States patents on its STS, and SRU(1) designs which expire on August 10, 2010 and December 12, 2005, respectively. The Company has applied for international patents with respect to the STS design. The Company intends to continue to seek patents on its products when appropriate. In addition, the Company protects its trade secrets by, among other things, maintaining nondisclosure and confidentiality agreements with its contractors, distributors, employees, and other individuals and companies, who are provided with the Company's proprietary information. The Company's trademarks are as follows: 9-1-1 STS(TM), TRAX OSN(TM), FEU-2(TM), 9-1-1 NCS(TM), 9-1-1 ACS(TM), Site-Alert(TM), Tel-Alert(TM), and 911 Solutions(TM).

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

EMPLOYEES
At June 30, 1998, the Company had 19 employees, including two administrative, seven sales and marketing, and ten operations and development personnel. At various times, the Company employs from two to seven contract employees to fulfill customer requirements.

ITEM 2. DESCRIPTION OF PROPERTIES.

The Company currently leases 6,000 square feet of office and final assembly space at a monthly rental of approximately $8,200. The leases expires in September 1999. The Company considers the office suitable for its needs for the duration of the lease term. The Company's headquarters are located at Ten Second Street NE, Suite 212, Minneapolis, Minnesota 55413.


ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

The Company's common stock trades on the Nasdaq SmallCap Market under the symbol TLDT. The following table shows the range of high and low bid prices for the Company's common stock as reported by the National Quotation Bureau for the period from July 1, 1996, to August 12, 1996 and as reported by the Nasdaq SmallCap Market thereafter monthly. These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions, and may not represent actual transactions. The prices are adjusted for the effect of a 4:1 reverse stock split on January 13, 1998.

                                              Bid Prices
                                         ------------------
                                         High           Low
                                         ----           ---
Fiscal 1997
-----------
Quarter ended September 30, 1996        $16.00        $12.00
Quarter ended December 31, 1996          12.50          6.50
Quarter ended March 31, 1997              8.25          4.00
Quarter ended June 30, 1997               5.12          3.37

Fiscal 1998
-----------
Quarter ended September 30, 1997        $ 5.25        $ 3.50
Quarter ended December 31, 1997           4.63          2.25
Quarter ended March 31, 1998              3.56          1.00
Quarter ended June 30, 1998               2.88          2.06


APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

At June 30, 1998, the number of holders of the Company's common stock was approximately 2,237 consisting of 137 record holders and approximately 2,100 stockholders whose stock is held by a bank, broker or other nominee.


DIVIDENDS

The Company has never paid a cash dividend on its common stock. The payments of dividends, if any, in the future rest with the discretion of the Board of Directors and will depend, among other things, upon the Company's earnings, if any, capital requirements, and financial condition. The Board of Directors intends to reinvest all earnings into the development of the Company's products and markets, and as such, no cash dividends are currently contemplated.

RECENT SALES OF UNREGISTERED SECURITIES

In April 1998, the Company entered into an agreement to obtain 400,000 shares of Series III Convertible Preferred Stock with two institutional investors in exchange for $1,000,000. Each share of the Series III Convertible Preferred Stock is convertible at the option of the holder into common stock. Upon any such conversion, each share of Series III Preferred Stock shall be converted into a number of fully paid and nonassessable shares (calculated as to each conversion to the nearest 1/100th of a share) of common stock of the Company equal to the quotient of (x) the Per Share Purchase Price (appropriately adjusted to reflect stock splits, stock dividends, reorganizations, consolidations and similar changes hereafter effected) of such share of Series III Preferred Stock, divided by (y) the lessor of (i) the Conversion Price (as defined) and (ii) 80% of the average of the closing bid price for the shares of common stock on the ten (10) trading days prior to the date that the Company receives written notice of conversion from a holder of such Series III Preferred Stock. The value of the beneficial conversion feature, $250,000, will be recorded as a deemed preferred stock dividend on the date of issuance. These investors also received in the aggregate warrants to purchase 400,000 shares of common stock. The warrants are exercisable at $3.125 per share and will expire two years from the closing date of this transaction. The proceeds from the sale were released into an escrow account during April 1998. The investors have certain registration rights. The funds were released to the Company and the shares were released to the investors in August 1998 upon the Company's certification to the investors that it complied with all the requirements of the Nasdaq Smallcap Market. The Company believes the transaction was exempt pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 under Regulation
D. The Investors were Family Financial Strategies (FAMCO) and Special
Situations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

The following table presents the statement of operations data as a percentage of net sales for the fiscal years ended June 30, 1998, 1997 and 1996.

                                                                       PERCENTAGE INCREASE
                                                                            (DECREASE)
                                         FISCAL YEAR              ----------------------------
                               -------------------------------         1998             1997
                                 1998       1997        1996        OVER 1997        OVER 1996
                               -------------------------------    ----------------------------
Net sales                       100.0%     100.0%      100.0%          29.3%          (28.5)%
Cost of sales                    31.1       32.6        32.2           23.5           (27.9)
Inventory revaluation            --         13.7        --           (100.0)           N/A
                                -----     ------       -----
  Gross profit                   68.9       53.7        67.8           65.8           (43.3)

Sales and marketing              33.8       71.2        39.8          (38.7)           27.9
Research and development         25.1       58.6        41.4          (44.5)            1.3
General and administrative       35.3       67.8        41.6          (32.7)           16.3
Restructuring charges            --         22.3        --           (100.0)           N/A
                                -----     ------       -----
Total operating expenses         94.2      219.9       122.8          (44.6)           28.0
                                -----     ------       -----
   Operating loss               (25.3)    (166.2)      (55.0)          80.3           115.8

Interest expense, net             1.2       10.4        15.4          (85.0)          (51.6)
Debt conversion expense          --         38.8         2.6         (100.0)          973.4
                                -----     ------       -----
Net loss                        (26.5)%   (215.4)%     (73.0)%         84.1           110.8
                                =====     ======       =====


FISCAL 1998 COMPARED TO FISCAL 1997

Net sales in fiscal 1998 increased 29.3% to $2,269,000 compared to $1,754,451 in 1997. This growth resulted from the Company's new sales and marketing strategies to promote its hardware and software in bundled packages and to sell through direct marketing. PBX 911 solutions, including hardware and software packages, accounted for 97% of sales in 1998 compared to 88% in 1997. The Company's other products, including maintenance revenues attributable to discontinued Cantus products, the ANI Control System ("ACS") and the Network Control System ("NCS"), collectively accounted for 3% of sales in 1998 compared to 12% of sales in 1997. At June 30, 1998, the Company had a backlog of orders of approximately $675,000.

Operating expenses decreased 44.6% to $2,137,591 in fiscal 1998 compared to $3,858,300 in fiscal 1997 due to:

    * Sales and marketing expenses decreased 38.7% to $766,080 in 1998 compared to $1,248,736 in the 1997 period. During fiscal 1998, the Company reduced the size of its direct sales force and closed its offices in California, Texas, and Illinois and replaced them with lower cost inside sales representatives.

    * Research and development expenses decreased 44.5% to $570,795 in 1998 compared to $1,028,464 in the 1997 period. In 1998, the Company reduced its operations personnel and use of consultants. Furthermore, research and development spending was limited to projects with fiscal year 1998 and early fiscal year 1999 sales potential.

    * General and administrative expenses decreased 32.7% to $800,716 in 1998 compared $1,189,581 in the 1997 period. These decreases were due to reduced general and administrative personnel, fewer outside professional services, and lower rent.

    * Restructuring charges of $391,519 were recorded in the third quarter of fiscal 1997 as a result of a reorganization of the Company's personnel and certain write downs of other assets.

Gross margin percentage increased to 68.9% of revenue in 1998 from 53.7% in 1997. Inventory write-downs that had affected gross margin in 1997 were not incurred in 1998. Furthermore, increased margins were achieved through increased software sales, improved manufacturing efficiencies, better control over service costs, and increased sales volumes in software related products.

Interest expense, net of interest income, decreased $155,846 in the 1998 period compared to the 1997 period. The Company experienced a decrease in interest expense for fiscal 1998 as a result of decreases in bank borrowings made possible by a private placement of the Company's preferred stock in July 1997 which generated net proceeds of $1.2 million, and the elimination of $950,000 of debt through redemption and conversion of debt into the Company's common stock in June 1997.


FISCAL 1997 COMPARED TO FISCAL 1996

The Company had net sales in fiscal 1997 of $1,754,451 compared with $2,454,807 for 1996, a decrease of 28.5%. The decline in total revenues for fiscal 1997 was the result of several factors, including a significant reduction in the Company's workforce, a change in the Company's senior management, the ramp-up requirements of new sales people and a slowdown in Station Translation System ("STS") shipments to match the Company's new customer fulfillment procedures. One time charges of approximately $1,551,000 were incurred in the third and fourth quarters of fiscal 1997, to revalue inventory and other assets, and to accrue the costs associated with the termination of employees. STS product sales accounted for 88% of the sales in the 1997 period compared to 80% in the 1996 period. Maintenance revenues attributable to discontinued Cantus products amounted to 3% of sales in fiscal 1997 compared to 12% in the fiscal 1996 period. The Company's other products, including the ANI Control System ("ACS") and the Network Control System ("NCS"), collectively accounted for 9% of sales in the 1997 period compared to 8% of sales in the 1996 period. At June 30, 1997, the Company had a backlog of orders of approximately $811,000.

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

Operating expenses increased from $3,014,005 in fiscal 1996 to $3,858,300 during fiscal 1997, an increase of $844,295 or 28.0% due to:

    * Sales and marketing expenses increased $272,470 in fiscal 1997, a 27.9% increase. The Company steadily increased its marketing expenses, as well as the size of its sales and marketing staff, reaching a peak of five regional sales offices in Atlanta, San Francisco, Los Angeles, Chicago, and Dallas to assist in the sales by the Company's distributors. The offices in Atlanta and Los Angeles were closed in April 1997.

    * Research and development expenses increased $13,143 or 1.3% in the 1997 period compared to the 1996 period as the Company continued a high level of investment in research and development.

    * General and administrative expenses for fiscal 1997 increased $167,163, or 16.3% compared to the similar 1996 period. These increases were due in part to an increase in rent, and professional fees.

    * Restructuring charges of $391,519 were recorded in the third quarter of fiscal 1997 as a result of a reorganization of the Company's personnel and certain write downs of other assets.

Interest expense, net of interest income, decreased $195,281 in the 1997 period compared to the 1996 period. The Company experienced a decrease in interest expense for fiscal 1997 as a result of reduced bank borrowings made possible by a public offering of 287,500 shares of the Company's common stock in August of 1996 which generated net proceeds of $2.9 million, and the conversion of debt into the Company's common stock.

Debt conversion expense relates to the induced conversion of convertible debentures and accrued interest into 194,950 shares of the Company's common stock and the issuance of warrants to purchase 97,475 shares of common stock at $5.64 per share. The debt conversion expense did not impact cash flows.


INFLATION

Management believes inflation has not had a material effect on the Company's operations or on its financial condition.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had cash and cash equivalents of $258,875 and accounts receivable of $508,956. For the period ended June 30, 1998, net cash used in the Company's operating activities was $540,000, consisting primarily of the Company's loss from operations of $601,115, an increase in accounts receivable, and a decrease in accounts payable, partially offset by a decrease in inventories. Funds required to finance the Company's operations, investments and payments of debt during fiscal 1998, were provided by net proceeds of $1,193,627 from the private placement stock offering completed during the first quarter of fiscal 1998. The Company has relied on debt and equity capital to fund its operating losses during fiscal 1998 and prior periods.

Based on projected revenues and expenses, the Company believes that the August 1998, $1,000,000 equity transaction (see Note 7 to the financial statements) together with cash from operations will be adequate to fund the Company's working capital requirements through June 30, 1999. The Company has no material commitments for capital expenditures for fiscal 1999. At June 30, 1998, the Company had shareholders' equity of $1,175,929.


YEAR 2000 COMPLIANCE

All Telident internal operating processes and systems are currently, or will be, Year 2000 compliant. Telident has conducted a review of its operating software requirements for Year 2000 compliance. The Company relies on PC's and PC networks, and related third party software applications for its internal processes. The Company believes that all Year 2000 dependencies have been identified and appropriate software upgrades purchased or scheduled for update. Senior management as well as the Company's Audit Committee has monitored the Company's progress in this area. Based upon current expenditures and estimates, the Company does not believe the costs of addressing the Year 2000 issue to be material to the financial results or operations of the Company.

All products designed and manufactured, and currently marketed by Telident are fully compliant with the Year 2000. Telident has conducted operational tests to ensure that hardware and software produced by the Company is designed without date requirements or, if dates are required, that such products will recognize 4-digit year fields and continue to operate in the Year 2000 and beyond. Telident does have previously distributed products that are not compliant with the Year 2000. All such products are no longer marketed. The Company has programs that enable previously installed non-compliant PBX 911 systems to be upgraded to Telident's current Year 2000 compliant offerings.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which will be effective for the Company beginning July 1, 1998. SFAS No. 130 requires the disclosure of comprehensive income and its components in the general-purpose financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which became effective for the Company beginning July 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. The Company anticipates the adoption of SFAS No. 131 will result in the Company continuing to operate in one segment.


ITEM 7. FINANCIAL STATEMENTS

The following financial statements of the Company are included herein:

     Independent Auditors' Report
     Balance Sheets - June 30, 1998 and 1997
     Statements of Operations - Years Ended June 30, 1998 and 1997
     Statements of Shareholders' Equity (Deficit) - Years Ended June 30, 1998
          and 1997
     Statements of Cash Flows - Years Ended June 30, 1998 and 1997
     Notes to Financial Statements - Years Ended June 30, 1998 and 1997

INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
Telident, Inc.


We have audited the accompanying balance sheets of Telident, Inc. (the Company) as of June 30, 1998 and 1997 and the related statements of operations, shareholders' equity (deficit), and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



DELOITTE  & TOUCHE LLP
MINNEAPOLIS, MINNESOTA
JULY 31, 1998
(AUGUST 18, 1998 as to Note 7)

                                 TELIDENT, INC.

                                 BALANCE SHEETS

                                                                                    JUNE 30,
                                                                         -----------------------------
                                                                             1998              1997
                                                                             ----              ----
ASSETS (NOTE 2)
CURRENT ASSETS:
   Cash and cash equivalents                                             $    258,875     $     22,319
   Trade accounts receivable, net of allowance for doubtful
     accounts of $30,000 and $40,000, respectively                             508,956          432,111
   Inventories                                                                285,708          430,506
   Other                                                                       76,088           37,710
                                                                         ------------     ------------
     Total current assets                                                   1,129,627          922,646

FURNITURE AND OFFICE EQUIPMENT, less accumulated
    depreciation of $291,955 and $198,355, respectively                       209,435          264,051
INTANGIBLE ASSETS, less accumulated amortization of
   $159,386 and $108,868, respectively                                        289,672           99,429
OTHER ASSETS                                                                   83,055           30,855
                                                                         ------------     ------------
                                                                         $  1,711,789     $  1,316,981
                                                                         ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Note payable (Note 2)                                                 $     95,271     $    101,716
   Trade accounts payable                                                     168,069          299,684
   Accrued expenses                                                           118,123          121,104
   Deferred revenue                                                            21,053            1,950
   Current portion of long-term debt (Note 2)                                 101,519           85,913
                                                                         ------------     ------------
     Total current liabilities                                                504,035          610,367

LONG-TERM DEBT, less current portion (Note 2)                                  31,825          108,403

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY (Note 4):
   Preferred stock, $.08 par value, 2,500,000 and 625,000 shares authorized, respectively
       Series I, Class A, cumulative dividend at an annual rate of the prime rate plus 1%, convertible into common stock at the rate of one common share for each preferred share, 37,500
         shares outstanding at both dates                                       3,000            3,000
   Common stock, $.08 par value, 10,000,000 and 2,500,000 shares authorized, 2,786,657 and 1,737,131 shares outstanding,
     respectively                                                             222,933          138,971
   Additional paid-in capital                                              14,612,497       13,517,626
   Accumulated deficit                                                    (13,662,501)     (13,061,386)
                                                                         ------------     ------------
     Total shareholders' equity                                             1,175,929          598,211
                                                                         ------------     ------------
                                                                         $  1,711,789     $  1,316,981
                                                                         ============     ============

SEE NOTES TO FINANCIAL STATEMENTS.

                                 TELIDENT, INC.

                            STATEMENTS OF OPERATIONS

                                                         YEARS ENDED JUNE 30,
                                                     ---------------------------
                                                         1998            1997
                                                         ----            ----
NET SALES                                            $ 2,269,000     $ 1,754,451
COST OF SALES                                            705,088         571,062
INVENTORY REVALUATION                                         --         240,245
                                                     -----------     -----------
     Gross profit                                      1,563,912         943,144

OPERATING EXPENSES:
   Sales and marketing                                   766,080       1,248,736
   Research and development                              570,795       1,028,464
   General and administrative                            800,716       1,189,581
   Restructuring charges                                      --         391,519
                                                     -----------     -----------
     Total operating expenses                          2,137,591       3,858,300
                                                     -----------     -----------
     Loss from operations                               (573,679)     (2,915,156)

INTEREST INCOME                                           30,220          36,377
DEBT CONVERSION EXPENSE (Note 2)                              --        (679,797)
INTEREST EXPENSE                                         (57,656)       (219,659)
                                                     -----------     -----------

NET LOSS                                                (601,115)     (3,778,235)
PREFERRED STOCK DIVIDENDS, INCLUDING $449,800 and
   $14,450 OF CUMULATIVE DIVIDENDS, RESPECTIVELY        (449,800)        (62,640)
                                                     -----------     -----------
NET LOSS APPLICABLE TO COMMON STOCK                  $(1,050,915)    $(3,840,875)
                                                     ===========     ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED        $      (.54)    $     (2.56)
                                                     ===========     ===========

WEIGHTED AVERAGE COMMON SHARES ASSUMED
   OUTSTANDING - BASIC AND DILUTED                     1,952,520       1,502,266
                                                     ===========     ===========


                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                  NUMBER OF                  NUMBER OF
                                                  PREFERRED    AMOUNT OF      COMMON        AMOUNT OF     ADDITIONAL
                                                   SHARES      PREFERRED      SHARES         COMMON         PAID-IN      ACCUMULATED
                                                   ISSUED        STOCK        ISSUED          STOCK         CAPITAL        DEFICIT
                                                -----------   ----------   ------------   ------------   ------------   ------------
BALANCE, JUNE 30, 1996                               46,875   $    3,750      1,225,777   $   98,062   $  9,025,640   $ (9,283,151)
Common stock issued to directors for services            --           --          1,890          152         20,848             --
Common stock issued in public offering net of
  offering expenses of $532,077                          --           --        287,500       23,000      2,894,923             --
Common stock issued for conversion of
  debentures and related interest                        --           --        194,950       15,596      1,541,476             --
Common stock issued for conversion of bridge
  financing                                              --           --         23,889        1,911        227,429             --
Exercise of options                                      --           --          3,125          250          4,750             --
Preferred stock redemptions                          (9,375)        (750)            --           --       (149,250)            --
Preferred stock dividends                                --           --             --           --        (48,190)            --
Net loss                                                 --           --             --           --             --     (3,778,235)
                                                -----------   ----------   ------------   ----------   ------------   ------------
BALANCE, JUNE 30, 1997                               37,500        3,000      1,737,131      138,971     13,517,626    (13,061,386)
Preferred stock issued in private placement,
  net of offering expenses of $56,373               277,778       22,222             --           --      1,171,405             --
Common stock offset against note receivable              --           --         (2,585)        (207)       (11,428)            --
Conversion of preferred stock to common stock,
  net of expenses of $3,022                        (277,778)     (22,222)     1,052,189       84,175        (64,975)            --
Repurchase of fractional shares                          --           --            (78)          (6)          (131)            --
Net loss                                                 --           --             --           --             --       (601,115)
                                                -----------   ----------   ------------   ----------   ------------   ------------
BALANCE, JUNE 30, 1998                               37,500   $    3,000      2,786,657   $  222,933   $ 14,612,497   $(13,662,501)
                                                ===========   ==========   ============   ==========   ============   ============

SEE NOTES TO FINANCIAL STATEMENTS.

                                 TELIDENT, INC.

                            STATEMENTS OF CASH FLOWS

                                                                        YEARS ENDED JUNE 30,
                                                                    ---------------------------
                                                                         1998           1997
                                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $  (601,115)    $(3,778,235)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization expense                              144,118         249,622
     Common stock issued for services                                        --          21,000
     Common stock issued for interest                                        --          41,775
     Inventory reserve and revaluation                                       --         315,245
     Noncash restructuring charges                                           --         307,676
     Debt conversion expense                                                 --         679,797
     Changes in assets and liabilities:
       Trade accounts receivable                                        (76,845)        393,247
       Inventories                                                      144,798        (172,665)
       Other assets                                                     (35,463)         12,903
       Trade accounts payable                                          (131,615)         41,178
       Accrued expenses and deferred revenue                             16,122        (137,049)
                                                                    -----------     -----------
         Net cash used in operating activities                         (540,000)     (2,025,506)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments of patent and purchased software costs                     (240,761)        (41,674)
   Purchases of furniture and office equipment                          (21,798)        (49,112)
                                                                    -----------     -----------
         Net cash used in investing activities                         (262,559)        (90,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments on notes payable                                         (6,445)     (1,049,572)
   Payments of long-term debt                                          (144,908)        (76,165)
   Preferred stock redemption                                                --        (150,000)
   Preferred stock dividends                                                 --         (48,190)
   Proceeds from issuance of preferred stock                          1,193,627              --
   Payment of costs relating to conversion of preferred stock to
       common stock                                                      (3,022)             --
   Repurchase of fractional shares of common stock                         (137)             --
   Proceeds from issuance of common stock                                    --       3,013,884
                                                                    -----------     -----------
         Net cash provided by financing activities                    1,039,115       1,689,957
                                                                    -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                          236,556        (426,335)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           22,319         448,654
                                                                    -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $   258,875     $    22,319
                                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Interest paid                                       $    58,031     $   183,282
                                                                    ===========     ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
   Long-term debt incurred for office equipment                     $    17,186     $    38,119
   Long-term debt incurred for other assets                              66,750              --
   Common stock offered against note receivable                          11,635              --
   Conversion of notes payable to common stock                               --       1,064,840


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

CASH AND CASH EQUIVALENTS
The Company maintains cash and cash equivalents in bank accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company considers investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The financial statements include the following financial instruments: cash and cash equivalents; accounts receivable; accounts payable; and notes and debentures payable. At June 30, 1998 and 1997, no separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts.

INVENTORIES
Inventories are stated at the lower of cost (first in, first out method), or market, and consisted of the following:

                                                      JUNE 30,
                                             ---------------------------
                                                 1998             1997
                                                 ----             ----
          Raw materials                      $  325,804       $  416,735
          Work in progress                        1,876              336
          Finished goods                         48,028          103,435
          Reserve for inventory obsolescence    (90,000)         (90,000)
                                             ----------       ----------
                                             $  285,708       $  430,506
                                             ==========       ==========

During fiscal 1997, the Company disposed of inventory due to changes in bills-of-materials and the discontinuance of a product line, resulting in an inventory revaluation charge of $240,245.

IMPAIRMENT OF LONG-LIVED ASSETS
The Company records losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. When the Company determines that asset impairment exists, the loss is recorded based on the difference between the carrying value of the asset and the estimated fair value of the asset calculated using discounted cash flows expected to be generated by the asset.

FURNITURE AND OFFICE EQUIPMENT
Furniture and office equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives of three to seven years.

INTANGIBLE ASSETS
Intangible assets consisted of the following:

                                                        JUNE 30,
                                             ---------------------------
                                                 1998             1997
                                                 ----             ----
          Patents                            $  110,742       $  110,742
          Purchased software development        338,316           97,555
                                             ----------       ----------
                                                449,058          208,297
          Less accumulated amortization         159,386          108,868
                                             ----------       ----------
                                             $  289,672       $   99,429
                                             ==========       ==========

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

The Company reviews its intangibles periodically to determine potential impairment by comparing the carrying value of the intangibles with expected future net cash flows expected to be provided by operating activities of the business or related products. Should the sum of the expected future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the intangible based on market value which is based on the discounted cash flows expected to be generated by the asset. During the fiscal year ended June 30, 1997, the Company wrote off the remaining book value ($268,076) of the goodwill associated with the November 1994 Cantus acquisition due to discontinuance of the product line. The write-off of goodwill is included in restructuring charges in the 1997 statement of operations.

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

NET LOSS PER COMMON SHARE
Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Net loss per share for fiscal 1997 has been restated for the adoption of SFAS No. 128. Basic net loss per common share is computed by dividing net loss applicable to common stock (net loss less preferred stock dividends) by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss applicable to common stock (net loss less preferred stock dividends) by the weighted average number of common shares outstanding and the exercise of stock options and warrants using the treasury stock method, if dilutive. Diluted net loss per share for fiscal 1998 and 1997 are the same as basic net loss per share due to the antidulutive effect of the assumed exercise of stock options and warrants.

Fiscal 1998 diluted net loss per common share excludes stock options and warrants to purchase 775,426 shares of common stock at a weighted average price of $5.54 per share due their antidilutive effect. Fiscal 1997 diluted net loss per common share excludes stock option and warrants to purchase 315,451 shares of common stock at a weighted average price of $9.37 per share due their antidilutive effect.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
Most of the Company's business activity is conducted with customers located within the United States. Accounts receivable transactions are generally unsecured. A provision for estimated doubtful accounts is provided for accounts receivable. There are neither concentrations of business transacted with a particular customer or supplier nor concentrations of revenue from a particular service or geographic area that could severely impact the Company in the near future.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

RECLASSIFICATIONS
Certain reclassifications have been made to the 1997 financial statements to conform to the presentation adopted in the 1998 financial statements. The reclassifications had no effect on stockholders' equity or net loss as previously reported.

RECENTLY ISSUED ACCOUNTING STANDARDS
In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income", which will be effective for the Company beginning July 1, 1998. SFAS No. 130 requires the disclosure of comprehensive income and its components in the general-purpose financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for the Company beginning July 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. The Company anticipates the adoption of SFAS No. 131 will result in the Company continuing to operate in one segment


NOTE 2: FINANCING ACTIVITIES

NOTES PAYABLE
In February 1995, the Company obtained a revolving line of credit with a bank providing advances up to $750,000. Advances under the agreement are limited to 75% of eligible receivables. The loan agreement also contains provisions requiring compliance with certain financial covenants. The Company was in compliance with the financial convenants at June 30, 1998. The line of credit agreement expires on February 3, 1999, when all outstanding amounts are due and payable. Borrowings under this agreement were $95,271 as of June 30, 1998 with additional availability of $225,488. The agreement bears interest at the bank's base rate plus 7.5% (16.0% at June 30, 1998). The note is secured by all of the Company's assets.

In May 1996, the Company completed a bridge financing arrangement consisting of $1,250,000 in notes payable and warrants to purchase 31,250 shares of common stock at $9.60 per share. In September 1996, the Company repaid $1,020,660 and $37,847 of principal and interest payable, respectively. In addition, $229,340 of the remaining principal was converted into 23,889 shares of common stock.

LONG-TERM DEBT
Long-term debt at June 30 consisted of the following:

                                                  1998            1997
                                                  ----            ----
          Debentures                          $   50,000      $  157,500
          Note payable                            48,371              --
          Capital lease obligations (see
            Note 3)                               34,973          36,816
                                              ----------      ----------
                                                 133,344         194,316
          Less current maturities                101,519          85,913
                                              ----------      ----------
                                              $   31,825      $  108,403
                                              ==========      ==========

At June 30, 1998, principal payments on the debentures, note payable, and capital lease obligations in the fiscal years ending June 30 are as follows:

          1999                                $  101,519
          2000                                    28,330
          2001                                     3,495
                                              ----------
                                              $  133,344
                                              ==========

DEBENTURES
The debentures outstanding at June 30, 1998 were repaid in July 1998.

During June 1997, holders with principal balances and accrued interest of $835,500 and $41,775, respectively, elected to convert their debentures and accrued interest into 194,950 shares of common stock. The holders who elected to convert their debentures and accrued interest into shares of common stock included two members of the board of directors who converted 100% of their individual holdings, or $175,000 of debentures. As an incentive to cause the debenture holders to convert, the Company temporarily reduced the conversion price from $15.84 to $4.50 per share and issued warrants to purchase 97,475 shares of common stock at $5.64 per share. The warrants will expire on June 30, 1999, and may be called any time after the market value of the Company's common stock exceeds $7.88 per share for 10 days. The Company recorded a noncash debt conversion expense of $679,797 during the year ended June 30, 1997 relating to the induced conversion.

NOTES PAYABLE
During 1998, the Company financed a portion of an insurance policy covering three years with the proceeds from a note. The note has an interest rate of 8.02% and is due in monthly installments of $3,020 through fiscal 2000.


NOTE 3: COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS The Company leases its office space under an operating lease. The Company also leases certain office equipment under a capital lease agreement. The following is a schedule of the minimum rental payments under the leases for the years ending June 30:

                                                CAPITAL LEASE   OPERATING LEASE
                                                -------------   ---------------
          1999                                   $   21,305       $    98,400
          2000                                       14,172            24,600
          2001                                        3,517                --
                                                 ----------       -----------
          Total minimum lease payments               38,994       $   123,000
                                                                  ===========
          Less amount representing interest           4,021
                                                 ----------
          Present value of net minimum payments      34,973
          Less current portion of capital lease      17,948
                                                 ----------
          Long-term portion of capital lease     $   17,025
                                                 ==========

Rent expense incurred was $97,008 and $139,407 during the years ended June 30, 1998 and 1997, respectively.

Furniture and office equipment includes $63,306 and $46,120 of leased office equipment at June 30, 1998 and 1997, respectively. Related accumulated amortization aggregated $46,850 and $4,483 at June 30, 1998, and 1997, respectively.

CONTINGENCIES
The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that any judgement or settlement resulting from pending or threatened litigation will not have a material adverse effect on the financial condition or results of operations of the Company.


NOTE 4: EQUITY TRANSACTIONS

REVERSE STOCK SPLIT
In January 1998, the Board of Directors declared a one-for-four reverse stock split. All references in the financial statements to number of shares and per share amounts have been restated to reflect the split. In connection with the reverse stock split, the Company repurchased fractional shares totaling 78 shares for $137.

ISSUANCE OF PREFERRED AND COMMON STOCK
In July 1997, the Company completed an $1.25 million equity transaction upon the issuance of 277,778 shares of Series II Class A Convertible Preferred Stock with Family Financial Strategies, Inc. (FAMCO). FAMCO also received warrants to purchase 364,907 shares of common stock. The warrants are exercisable at $4.83 per share, are currently exercisable, and expire on July 23, 1999. FAMCO converted the preferred stock into 1,052,189 shares of common stock in April 1998. Assuming the Series II Class A Convertible Preferred Stock conversion had taken place in July 1997, the Company's basic and diluted loss per share for the year ended June 30, 1998, would have been $(.24).

The Series II Class A Convertible Preferred Stock contained a beneficial conversion feature. The value of the beneficial conversion feature, $312,500, was recorded as a deemed preferred stock dividend at the date of issuance, which increased the net loss applicable to common stock in the calculation of basic and diluted net loss per share.

On June 30, 1994, three directors of the Company, were issued a combined total of 62,500 voting shares of Series I Class A Convertible Cumulative Preferred Stock at $16.00 per share, resulting in proceeds to the Company of $1,000,000, which was utilized to pay-off the existing bank line of credit. These shares pay a yearly dividend at the rate of 1% over the prime rate from time to time of National City Bank of Minneapolis and are redeemable at the Company's option. The prime rate of National City Bank of Minneapolis was 8.5% on June 30, 1998. The Company has redeemed 25,000 shares of preferred stock. In addition, the Company has made dividend payments in the aggregate of $48,190 for the fiscal year ended June 30, 1997. The Company has not paid dividends since March 31, 1997. At June 30, 1998, there are $68,450 of cumulative undeclared dividends on the Series I Class A Preferred Stock.

During the year ended June 30, 1997, certain members of the Company's board of directors received shares of the Company's common stock in lieu of cash remuneration for director services, resulting in the issuance of 1,890 shares. The shares issued were valued based on the market value of the Company's common stock at issuance ($21,000) and was charged to expense.

In August 1996, the Company completed a secondary public offering for 287,500 shares of common stock at $12.00 per share, resulting in proceeds to the Company of $2,917,923 after related expenses. The Company's underwriter received 28,750 common stock warrants as part of its compensation. The warrants are exercisable at $14.40 per share, are fully exercisable after one year from the date of this offering, and expire on August 15, 2001.

In September 1996, bridge notes holders of $229,340 converted their principal balances into common stock at $9.60 per share, resulting in the issuance of 23,889 shares of common stock.

WARRANTS
The Company has issued warrants to directors and selling agents, and in connection with the issuances of debt and equity securities. A summary of the Company's common stock warrant activity follows:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                  NUMBER OF SHARES    PRICE PER
                                                   OF COMMON STOCK      SHARE
                                                   ---------------    ----------
          Outstanding at June 30, 1996                  95,168        $   12.85
          Warrants issued - public offering             28,750            14.40
          Warrants issued - debenture conversion        97,475             5.64
                                                     ---------
          Outstanding at June 30, 1997                 221,393             9.88
          Warrants issued - directors                  112,500             1.56
          Warrants issued - equity private placement   364,907             4.83
          Warrants expired                             (13,893)           16.00
                                                     ---------
          Outstanding at June 30, 1998                 684,907        $    5.70
                                                     =========        =========
          Exercisable at June 30, 1998                 572,407        $    6.51
                                                     =========        =========


STOCK OPTIONS
The Company has a stock option plan, which provides for the granting of options to certain employees, officers and directors of the Company to purchase up to a maximum of 168,750 shares of common stock. The options vest over a five year period and expire seven years after being granted, except in the case of directors who vest 50% one year from date of grant and the remainder over a two year period. Canceled options are available for future grant under the plan.

A summary of the status of the Company's stock options are presented below:

                                                      1998                      1997
                                              ---------------------    ---------------------
                                                          Weighted                 Weighted
                                                          Average                  Average
                                                          Exercise                 Exercise
                                               Shares      Price         Shares      Price
                                               ------      -----         ------      -----
          Outstanding at beginning of year      94,058     $ 8.16       102,676     $12.72
          Granted                               51,832       3.91        70,750       6.44
          Exercised                                 --         --        (3,125)      4.00
          Terminated                           (55,371)     10.31       (76,243)     13.52
                                              --------                 --------
          Outstanding at end of year            90,519     $ 4.33        94,058     $ 8.16
                                              ========     ======      ========     ======

          Options exercisable at year end        9,262     $ 5.75        13,144     $12.72
                                              ========     ======      ========     ======
          Options available for future grants   37,081                   33,543
                                              ========                 ========

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25 and related interpretations. No compensation cost has been recognized for options issued under the Plan to employees when the exercise price of the options granted are at least equal to the fair value of the common stock on the date of grant to employees. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in the fiscal years ended June 30, 1998 and 1997, consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", the Company's net loss applicable to common stock and net loss per share would have changed to the pro forma amounts indicated below:

                                                                           1998           1997
                                                                           ----           ----
          Net loss applicable to common stock, as reported            $(1,050,915)    $(3,840,875)
          Net loss applicable to common stock, pro forma               (1,095,636)     (3,903,929)

          Net loss per common share, basic and diluted, as reported   $      (.54)    $     (2.56)
          Net loss per common share, basic and diluted, pro forma            (.56)          (2.60)

The fair value of each option grant for the pro forma disclosure required by SFAS 123 is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

                                                                       1998            1997
                                                                       ----            ----
          Dividend yield                                               None           None
          Expected volatility                                          79.03%         77.32%
          Expected life of option                                      7 years        7 years
          Risk-free interest rate                                      6.11%          6.76%
          Fair value of options on grant date                          $2.65          $5.02

The following table summarizes information about stock options at June 30, 1998:

                               OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                    ----------------------------------------   -------------------------
                                    Weighted
                                     Average       Weighted                    Weighted
                                    Remaining       Average                     Average
    Range of           Number      Contractual     Exercise       Number       Exercise
 Exercise Prices    Outstanding    Life (Years)      Price      Exercisable     Price
 ---------------    -----------    ------------      -----      -----------     -----
$ 1.56  - $ 2.00        2,251          6.53         $ 1.83            --       $   --
  2.50  -   3.13       13,005          6.78           2.51            --           --
  4.00  -   5.37       71,577          6.02           4.44         7,075         4.34
  8.00  -  19.00        3,686          3.58          10.15         2,187        10.32
                    ---------                                  ---------
                       90,519          6.05         $ 4.33         9,262       $ 5.75
                    =========      ========         ======     =========       ======


NOTE 5: BENEFIT PLAN

All employees of the Company may participate in a defined contribution plan established in October 1996, under the provisions of Section 401(k) of the Internal Revenue Code. The plan provides for a contribution by the employee of up to 15% of their gross earnings. Currently the Company does not contribute to the plan.

NOTE 6: INCOME TAXES

The benefit for income taxes has been offset by a valuation allowance for the years ended June 30, 1998 and 1997, because the Company's net operating losses could not be carried back and future realization of the net operating loss carryforwards is uncertain.

A reconciliation between taxes computed at the expected federal income tax rate and the effective tax rate for the years ended June 30, is as follows:

                                                        1998                1997
                                                        ----                ----
          Tax benefit computed at statutory rates  $   (210,000)       $ (1,322,000)
          State taxes, net of federal effect            (39,000)           (244,000)
          Debt conversion costs                              --             275,000
          Change in valuation allowance                 226,000           1,225,000
          Other                                          23,000              66,000
                                                   ------------        ------------
                                                   $         --        $         --
                                                   ============        ============

At June 30, 1998, the Company has available net operating loss and research and development tax credit carryforwards. Realization of these carryforwards may be subject to provisions of IRC Section 382, which limits the utilization of net operating losses if the Company's ownership changes within a three year period. These net operating loss and tax credit carryforwards expire as follows:

          EXPIRATION DATES                        NET OPERATING LOSS        TAX CREDIT
          ----------------                        ------------------        ----------
          1999-2005                                  $  1,049,500          $     26,800
          2006                                          1,065,000                37,000
          2007                                            954,500                35,000
          2008                                          1,629,500                46,000
          2009                                          1,623,800                47,000
          2010                                            900,000                25,000
          2011                                          1,497,000                92,000
          2012                                          2,630,000                    --
          2013                                            660,000                    --
                                                     ------------          ------------
                                                     $ 12,009,300          $    308,800
                                                     ============          ============

The tax effect of the temporary differences, tax carryforwards, and valuation allowances at June 30, is as follows:

          Deferred tax assets                             1998                  1997
                                                          ----                  ----
             Loss and credit carryforwards           $  5,029,000          $  4,762,000
             Intangible assets                            136,000               149,000
             Other                                         96,000               114,000
                                                     ------------          ------------
                                                        5,261,000             5,025,000
          Valuation allowance for deferred tax assets  (5,261,000)           (5,025,000)
                                                     ------------          ------------
                                                     $         --          $         --
                                                     ============          ============


NOTE 7:  SUBSEQUENT EVENT

In April 1998, the Company entered into an agreement to issue 400,000 shares of Series III Convertible Preferred Stock to two institutional investors in exchange for $1,000,000. Each share of the Series III Convertible Preferred Stock is convertible at the option of the holder into common stock. Upon any such conversion, each share of Series III Preferred Stock shall be converted into a number of fully paid and nonassessable shares (calculated as to each conversion to the nearest 1/100th of a share) of common stock of the Company equal to the quotient of (x) the Per Share Purchase Price (appropriately adjusted to reflect stock splits, stock dividends, reorganizations, consolidations and similar changes hereafter effected) of such share of Series III Preferred Stock, divided by (y) the lessor of (i) the Conversion Price (as defined) and (ii) 80% of the average of the closing bid price for the shares of common stock on the ten (10) trading days prior to the date that the Company receives written notice of conversion from a holder of such Series III Preferred Stock. The value of the beneficial conversion feature, $250,000, will be recorded as a deemed preferred stock dividend on the date of issuance. These investors also received in the aggregate warrants to purchase 400,000 shares of common stock. The warrants are exercisable at $3.125 per share and will expire two years from the closing date of this transaction. The proceeds from the proposed sale were released into an escrow account during April 1998. The investors have certain registration rights. The funds were released to the Company and the shares were released to the investors in August 1998 upon the Company's certification to the investors that it complied with all the requirements of the Nasdaq Smallcap Market. The Company believes the transaction was exempt pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 under Regulation D. The Investors were Family Financial Strategies (FAMCO) and Special Situations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information contained under the headings "Election of Directors", "Executive Officers of the Company", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, a definitive copy of which will be filed within 120 days of June 30, 1998, is hereby incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information contained under the heading "Executive Compensation" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, is hereby incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, is hereby incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under the heading "Certain Transactions" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, is hereby incorporated by reference.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS:

                                                                            PAGE NUMBER OR INCORPORATION
NO.      DESCRIPTION                                                               BY REFERENCE TO
===============================================================  ==================================================
3.1      Articles of Incorporation, as amended, of the
         Company
---------------------------------------------------------------  --------------------------------------------------
3.2      Bylaws, as amended, of the Company                       Incorporated herein by reference to the Company's
                                                                  Registration Statement on Form SB-2 Reg. No.
                                                                  333-04311.
---------------------------------------------------------------  --------------------------------------------------
4.1      Specimen form of the Company's Common Stock              Incorporated herein by reference to the Company's
         certificate                                              Registration Statement on Form SB-2 Reg. No.
                                                                  333-04311.
---------------------------------------------------------------  --------------------------------------------------


---------------------------------------------------------------  --------------------------------------------------
4.2      Form of Debenture issued pursuant to May, 1993 Unit      Incorporated herein by reference to the Company's
         offering                                                 Annual Report on Form 10-KSB for the year ended
                                                                  June 30, 1994.
--------------------------------------------------------------  --------------------------------------------------
4.3      Subscription and Purchase Agreement dated as of          Incorporated herein by reference to the Company's
         August 23, 1993 between Registrant and Okabena           Annual Report on Form 10-KSB for the year ended
         Partnership K                                            June 30, 1994.
---------------------------------------------------------------  --------------------------------------------------
4.4      Conversion, Exercise, Subscription and Purchase          Incorporated herein by reference to the Company's
         Agreement dated as of October 13, 1995 between           Registration Statement on Form SB-2 Reg. No.
         Registrant and Okabena Partnership K                     33-99054.
---------------------------------------------------------------  --------------------------------------------------
4.5      Form of Warrant issued pursuant to October 1995 Unit     Incorporated herein by reference to the Company's
         offering                                                 Registration Statement on Form SB-2 Reg. No.
                                                                  33-99054.
---------------------------------------------------------------  --------------------------------------------------
4.6      Certificate of Designation of Series I Convertible       Reference is made to Exhibit 3.1 herein.
         Preferred Stock
---------------------------------------------------------------  --------------------------------------------------
4.7      Promissory Note and Security Agreement dated             Incorporated herein by reference to the Company's
         February 3, 1995 between Registrant and Norwest          Annual Report on Form 10-KSB for the year ended
         Credit, Inc.                                             June 30, 1995.
---------------------------------------------------------------  --------------------------------------------------
4.8      Form of May 1996 Bridge Loan Agreement, including        Incorporated herein by reference to the Company's
         form of Promissory Note and Warrant Agreement            Registration Statement on Form SB-2 Reg. No.
                                                                  333-04311.
---------------------------------------------------------------  --------------------------------------------------
4.9      Telident, Inc. Stock Option Plan of 1988, Form of        Incorporated herein by reference to the Company's
         Incentive Stock Option Agreement and Form of             Registration Statement on Form S-8 Reg. No.
         Nonstatutory Stock Option Agreement                      33-25922C.
---------------------------------------------------------------  --------------------------------------------------
4.10     Form of Underwriter's Warrant issued on August 16,       Incorporated herein by reference to the Company's
         1996                                                     Registration Statement on Form SB-2 Reg. No.
                                                                  333-04311.
---------------------------------------------------------------  --------------------------------------------------
4.11     Certificate of Designation of Series III Convertible     Reference is made to Exhibit 3.1 herein.
         Preferred Stock
---------------------------------------------------------------  --------------------------------------------------
10.1     Stock Purchase Agreement between the Company and FAMCO
         III Limited Liability Company and Special Situations
         Private Equity Fund, L.P., dated April 13, 1998
---------------------------------------------------------------  --------------------------------------------------
10.2     Form of Warrant issued to FAMCO III Limited Liability
         Company and Special Situations Private Equity Fund,
         L.P., dated April 13, 1998
---------------------------------------------------------------  --------------------------------------------------
10.3     Form of Warrant issued upon conversion of 10% Series B
         Convertible Debentures, dated June 30, 1997
---------------------------------------------------------------  --------------------------------------------------
16       Letter of McGladrey & Pullen, LLP to the SEC dated       Incorporated herein by reference to the Company's
         August 8, 1997                                           Annual Report on Form 10-KSB for the year ended
                                                                  June 30, 1997.
---------------------------------------------------------------  --------------------------------------------------
23       Consent of Deloitte and Touche LLP
---------------------------------------------------------------  --------------------------------------------------
99.1     Pro Forma Balance Sheets
---------------------------------------------------------------  --------------------------------------------------
27       Financial Data Schedule
---------------------------------------------------------------  --------------------------------------------------


(b)      REPORTS ON FORM 8-K:

No reports on Form 8-K were filed during the last quarter of the period ended June 30, 1998

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           TELIDENT, INC.

August 20, 1998                            By  /s/ W. Edward McConaghay
                                              ----------------------------------
                                           W. Edward McConaghay
                                           President and Chief Executive Officer

                                           TELIDENT, INC.

August 20, 1998                            By  /s/ Carolyn L Wright
                                              ----------------------------------
                                           Carolyn L Wright
                                           Controller and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Mark W. Sheffert                                             August 20, 1998
--------------------------------------------------------
Mark W. Sheffert, Chairman of the Board and Director

/s/ W. Edward McConaghay                                         August 20, 1998
--------------------------------------------------------
W. Edward McConaghay, President, Chief Executive Officer
and Director (Principal Executive Officer)

/s/ Scott R. Anderson                                            August 20, 1998
--------------------------------------------------------
Scott R. Anderson, Director

/s/ Willis K. Drake                                              August 20, 1998
--------------------------------------------------------
Willis K. Drake, Director

/s/ David F. Durenberger                                         August 20, 1998
--------------------------------------------------------
David F. Durenberger, Director

/s/ John Sagan                                                   August 20, 1998
--------------------------------------------------------
John Sagan, Director

/s/ John D. Wunsch                                               August 20, 1998
--------------------------------------------------------
John D. Wunsch, Director

/s/ Mack V. Traynor, III.                                        August 20, 1998
--------------------------------------------------------
Mack V. Traynor, III., Director