Form 10QSB
period 1998-09-30
TELIDENT INC /MN/
filed 1998-11-16
CIK 845047

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      (Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1998

|_|  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to ______________

Commission file number 0-20887

                                 TELIDENT, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Minnesota                                   41-1533060
---------------------------------------------         --------------------------
        (State or Other Jurisdiction of                    (I.R.S. Employer
         Incorporation or Organization)                   Identification No.)

        10 Second Street NE, Suite 21                         55413
---------------------------------------------         --------------------------
             Minneapolis, Minnesota                         (Zip Code)
      (Address of principal executive offices)

                                 (612) 623-0911
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 1998: i) 2,787,297 shares of Common Stock, par value $.08 per share, ii) 37,500 shares of Series I Class A Convertible Preferred Stock, par value $.08 per share, and iii) 400,000 shares of Series III Convertible Preferred Stock, par value $.08 per share.

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION ................................................3

   ITEM 1. Financial Statements ...............................................3

      Condensed Balance Sheets (unaudited) as of September 30, 1998 and June 30, 1998 .......................................................3

      Condensed Statements of Operations (unaudited) for the three months ended September 30, 1998 and 1997........................................4

      Statements of Shareholders' Equity (unaudited) for the three months ended September 30, 1998 ................................................5

      Condensed Statements of Cash Flows (unaudited) for the three months ended September 30, 1998 and 1997........................................6

      Notes to Consolidated Financial Statements...............................7

   ITEM 2. Management Discussion and Analysis or Plan of Operation.............9

PART II  OTHER INFORMATION ...................................................12

   ITEM 2. Changes in Securities and Use of Proceeds..........................12

   ITEM 6. Exhibits and Reports on Form 8-K...................................12

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                 TELIDENT, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                      September 30,          June 30,
                                                                                           1998                1998
                                                                                           ----                ----
ASSETS
      CURRENT ASSETS:
         Cash and cash equivalents                                                    $  1,253,556       $    258,875
         Trade accounts receivable, net of allowance for doubtful
             accounts of $30,000 at both dates                                             644,065            508,956
         Inventories                                                                       291,595            285,708
         Other                                                                              60,711             76,088
                                                                                      ------------       ------------
               Total current assets                                                      2,249,927          1,129,627

      FURNITURE AND OFFICE EQUIPMENT, less accumulated
        depreciation of $312,955 and $291,955, respectively                                203,550            209,435
      INTANGIBLE ASSETS, less accumulated amortization of $182,086
        and $159,386, respectively                                                         266,972            289,672
      OTHER ASSETS                                                                          41,635             83,055
                                                                                      ------------       ------------
                                                                                      $  2,762,084       $  1,711,789
                                                                                      ============       ============

      LIABILITIES AND SHAREHOLDERS' EQUITY
      CURRENT LIABILITIES:
        Notes payable                                                                 $    189,742       $     95,271
        Trade accounts payable                                                             145,770            168,069
        Accrued expenses                                                                   129,135            118,123
        Deferred revenue                                                                    28,187             21,053
        Current portion of long-term debt                                                   54,398            101,519
                                                                                      ------------       ------------
               Total current liabilities                                                   547,232            504,035

      LONG-TERM DEBT, less current portion                                                  16,162             31,825
      COMMITMENT AND CONTINGENCIES
      SHAREHOLDERS' EQUITY:
        Preferred stock, $.08 par value, 2,500,000 shares authorized
          Series I Class A, cumulative dividend at an annual rate of the prime rate plus 1%, convertible into common stock at the rate of one common share for each preferred share, 37,500 shares outstanding
            at both dates                                                                    3,000              3,000
         Series III, cumulative dividend equal to the Series I Class A, if any, convertible into common stock equal to the quotient of the per share
            Purchase Price ($2.50) divided by the lessor of (ii) the Conversion
            Price ($2.50) and (ii) 80% of the average of the closing bid price for the shares of common stock on the ten trading days prior to notice of
            conversion, 400,000 shares outstanding at September 30, 1998                    32,000                 --
        Common stock, $.08 par value, 10,000,000 shares authorized,
          2,787,297 and 2,786,657 shares outstanding, respectively                         222,984            222,933
        Additional paid-in capital                                                      15,551,868         14,612,497
        Accumulated deficit                                                            (13,611,162)       (13,662,501)
                                                                                      ------------       ------------
           Total shareholders' equity                                                    2,198,690          1,175,929
                                                                                      ------------       ------------
                                                                                      $  2,762,084       $  1,711,789
                                                                                      ============       ============

See accompanying notes to condensed financial statements.
                                       3

                                 TELIDENT, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 Three Months Ended
                                                                     September 30,
                                                           ------------------------------
                                                                1998               1997
                                                                ----               ----

      NET SALES                                             $   717,503       $   504,798

      COST OF SALES                                             185,537           163,830
                                                            -----------       -----------

      GROSS PROFIT                                              531,966           340,968

      OPERATING EXPENSES:
        Sales and marketing                                     142,715           178,572
        Research and development                                103,038           121,230
        General and administrative                              230,037           236,099
                                                            -----------       -----------
               Total operating expenses                         475,790           535,901
                                                            -----------       -----------

               Income (loss) from operations                     56,176          (194,933)

      INTEREST INCOME                                            10,456             9,167
      INTEREST EXPENSE                                          (15,293)          (12,069)
                                                            -----------       -----------

      NET INCOME (LOSS)                                          51,339          (197,835)

      PREFERRED STOCK DIVIDENDS, INCLUDING $25,442 AND
         $36,337 OF UNDECLARED AND UNPAID CUMULATIVE
         DIVIDENDS, RESPECTIVELY                               (275,442)         (348,837)
                                                            -----------       -----------

      NET LOSS APPLICABLE TO COMMON STOCK                   $  (224,103)      $  (546,672)
                                                            ===========       ===========

      NET LOSS PER COMMON SHARE - BASIC AND DILUTED         $     (0.08)      $     (0.32)
                                                            ===========       ===========
      WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
        BASIC AND DILUTED                                     2,787,142         1,735,417
                                                            ===========       ===========


See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                  CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                Number of    Amount of     Number of      Amount of     Additional
                                 Preferred   Preferred   Common Shares     Common         Paid-in         Accumulated
                              Shares Issued    Stock         Issued         Stock         Capital           Deficit
                              -------------    -----         ------         -----         -------           -------


BALANCE, June 30, 1998            37,500      $ 3,000      2,786,657      $222,933      $14,612,497      $(13,662,501)

Preferred stock issued in
 private placement, net of
 offering expenses of $30,178    400,000       32,000             --            --          937,822                --

Common stock issued for
 services                             --           --            640            51            1,549                --
Net income                            --           --             --            --               --            51,339
                                 -------      -------      ---------      --------      -----------      ------------
BALANCE, September 30,
1998                             437,500      $35,000      2,787,297      $222,984      $15,551,868      $(13,611.162)
                                 =======      =======      =========      ========      ===========      ============



See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                            September 30,
                                                                            -------------
                                                                       1998              1997
                                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $    51,339       $  (197,835)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
     Depreciation and amortization expense                               43,700            31,800
     Common stock issued for services                                     1,600                --
     Changes in assets and liabilities:
        Trade accounts receivable                                      (135,109)         (166,078)
        Inventories                                                      (5,887)           59,870
        Other assets                                                     56,797             3,860
        Trade accounts payable                                          (22,299)           27,876
        Accrued expenses and deferred revenue                            18,146           (19,194)
                                                                    -----------       -----------
           Net cash provided by (used in) operating activities            8,287          (259,701)

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments of patent and capitalized software costs                          --           (24,440)
  Purchase of furniture and office equipment                            (15,115)          (16,446)
                                                                    -----------       -----------
        Net cash used in investing activities                           (15,115)          (40,886)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on notes payable                                        94,471            89,450
  Payments of long-term debt                                            (62,784)         (111,625)
  Proceeds from issuance of preferred stock, net                        969,822         1,193,627
                                                                    -----------       -----------
     Net cash provided by financing activities                        1,001,509         1,171,452

  NET INCREASE IN CASH AND CASH EQUIVALENTS                             994,681           870,865
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      258,875            22,319
                                                                    -----------       -----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 1,253,556       $   893,184
                                                                    ===========       ===========

Supplemental schedule of non-cash financing
  activities
     Common stock offset against note receivable                     $       --       $    11,635


See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.    BASIS OF PRESENTATION

     The condensed financial statements included in this Form 10-QSB are unaudited. However, in the opinion of Telident, Inc., (the "Company"), the financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations and financial position for the interim periods.

     The results of operations for the three month period ended September 30, 1998 do not necessarily indicate the results to be expected for the full year. These statements should be read in conjunction with the Company's financial statements and notes thereto, contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

2.    INVENTORIES

     Inventories are stated at the lower of cost or market using the first in, first out method, and consisted of the following:

                                 September 30,           June 30,
                                       1998                1998
                                       ----                ----
         Raw materials           $    339,317        $    325,804
         Work in progress               3,959               1,876
         Finished goods                38,319              48,028
         Inventory reserve            (90,000)            (90,000)
                                 -------------       -------------
                                 $    291,595        $    285,708
                                 ============        ============

3.    SHAREHOLDERS' EQUITY

     ISSUANCE OF SERIES III CONVERTIBLE PREFERRED STOCK - In August 1998, the Company completed the sale of 400,000 shares of Series III Convertible Preferred stock with two investors for $1,000,000 ($2.50 per share). The Company incurred offering costs of $30,178 and will incur additional costs in the future as the Company is required to register the shares with the Securities and Exchange Commission. Each share of the Series III Convertible Preferred Stock is convertible at the option of the holder into common stock. Upon any such conversion, each share of Series III Preferred Stock shall be converted into a number of fully paid and nonassessable shares (calculated as to each conversion to the nearest 1/100th of a share) of common stock of the Company equal to the quotient of (x) the per share purchase price (appropriately adjusted to reflect stock splits, stock dividends, reorganizations, consolidations and similar changes hereafter effected) of such share of Series III Preferred Stock, divided by (y) the lessor of (i) the Conversion Price (as defined) and (ii) 80% of the average of the closing bid price for the shares of common stock on the ten (10) trading days prior to the date that the Company receives written notice of conversion from a holder of such Series III Preferred Stock. The value of the beneficial conversion feature, $250,000, was recorded as a deemed preferred stock dividend on the date of issuance. These investors also received in the aggregate warrants to purchase 400,000 shares of common stock. The warrants are exercisable at $3.125 per share and will expire two years from the closing date of this transaction. The warrants may be called by the Company at a price of $4.38.

     CUMULATIVE UNDECLARED DIVIDENDS - The Company has not paid dividends on Series I preferred stock since March 31, 1997. At September 30, 1998, there are $93,892 of cumulative undeclared dividends. The preferred stock dividends on the statement of operations include the value assigned to the beneficial conversion feature of the Series III and II preferred stock of $250,000 and $312,500 for the three months ended September 30, 1998 and 1997, respectively. In April 1998, all of the Company's Series II Class A Convertible Preferred Stock was converted into 1,052,189 shares of common stock. As a result of the conversion, $334,500 of deemed dividends for the three months ended September 30, 1997 will not be paid. If the conversion had taken place in July 1997, the Company's basic and diluted loss per share for the three months ended September 30, 1997, would have been ($0.13).

4.    RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income," which was adopted by the Company beginning July 1, 1998. SFAS No. 130 requires the disclosure of comprehensive income and its components in the general-purpose financial statements. The adoption by the Company of SFAS No. 130 did not have a material effect on the Company's financial statements for the three months ended September 30, 1998 or 1997. Total comprehensive income
(loss) for the three months ended September 30, 1998 and 1997, was $51,339 and $(197,835), respectively.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which became effective for the Company beginning July 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. The adoption of SFAS No. 131 did not impact the Company's financial statements since the Company operates in one segment.

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

RESULTS OF OPERATIONS

     For the three months ended September 30, 1998, the Company recorded net income of $51,339 compared to a net loss of $197,835 for the same period in fiscal 1998.

REVENUES

     Revenues consist of equipment sales of the Company's hardware and software systems for enhanced 911 service, mainly from Telident's Station Translation System (STS) for PBX systems and packages of hardware and software applications providing "total PBX 9-1-1 solutions." The Company also generates revenues from services and extended warranty contracts.

     Revenues for the three months ended September 30, 1998 were $717,503 compared to $504,798 for the same period in fiscal year 1998. The Company increased revenues by focusing selling efforts on its core PBX 9-1-1 products including its on-site notification software and 9-1-1 database software applications. Software and systems sales increased after the Company introduced new product packaging and pricing for customer installable PBX 9-1-1 solutions. In addition, the Company began direct selling of its solutions through telephone sales programs.

GROSS MARGIN

     Gross margin for the three months ended September 30, 1998 increased to 74.1% compared to 67.5% for the same period in fiscal year 1998. This increase resulted from increased shipments of the Company's core PBX 9-1-1 products, software sales, and improved cost controls for resold products and installation services.

SALES AND MARKETING

     Sales and marketing expenses for the three months ended September 30, 1998 decreased to $142,715 from $178,572 for the same period in fiscal year 1998. This decrease resulted from the closing of several under-producing sales offices, and a reduction in sales personnel and marketing expenses during fiscal 1998. The Company has shifted the focus of its selling efforts away from a field sales force to direct marketing to end users and distributors. This strategy has resulted in increased sales while at the same time decreasing the Company's sales and marketing expenses.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the three months ended September 30, 1998 decreased to $103,038 from $121,230 during the same period in fiscal year 1998. This decrease was due to a reduction in personnel, decreased use of consultants, and a concentrated focus on research and development efforts for the Company's existing PBX 911 product line.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the three months ended September 30, 1998 decreased to $230,037 from $236,099 during the same period in fiscal year 1998. This decrease was due to the Company's continuing focus on controlling expenses.

INTEREST EXPENSE, NET OF INTEREST INCOME

     Interest expense, net of interest income for the three months ended September 30,1998 was $4,837 compared to $2,902 in the same period in fiscal year 1998.

DIVIDENDS

     The Company has never paid a cash dividend on its common stock. The payments of dividends, if any in the future rest with the discretion of the Board of Directors and will depend, among other things, upon the Company's earnings, if any, capital requirements and financial condition. The Company has paid a cash dividend on its preferred stock in the past. No such dividend was paid during the three months ended September 30, 1998, and currently the Company has no intention to pay any such dividend. The Company instead plans to retain all earnings, if any, to further the development of the business.

INFLATION

     Inflation has not had a material impact on the Company's net sales or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had cash and cash equivalents of $1,253,556 and accounts receivable of $644,065. During the three months ended September 30, 1998 net cash provided by the Company's operating activities was $8,287, due to profitable operations for the three months ended September 30, 1998. The Company used $15,115 of cash to purchase capital equipment. The Company received $94,471 of cash due to net borrowings on its bank line of credit and used $62,784 to make payments on debt. The Company completed a sale of preferred stock in August 1998 that resulted in net proceeds of $969,822.

     The Company has relied on debt, equity capital and revenues to fund its operations during the first three months of fiscal year 1999 and during prior periods.

     Based on its projected revenues and expenses, the Company believes that cash and cash equivalents, the proceeds from an existing line of credit and its collections from accounts receivable, will be adequate to fund the Company's working capital requirements through December 31, 1999.

     The Company had no material commitments for capital expenditures at September 30, 1998.

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

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company has not yet determined the effects SFAS No. 133 will have on its financial position or the result of its operations.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In August 1998, the Company completed the sale of 400,000 shares of the Company's Series III Convertible Preferred Stock to two investors for net proceeds of $969,822. Based upon investment representations provided to the Company by the investors, the Company believes that the foregoing transaction was exempt under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. See also "Shareholders Equity"
note in the Notes to Condensed Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits

               10.1 Warrant dated February 25, 1998, between Company and Mack Traynor for the purchase of 100,000 shares of common stock.

               10.2 Warrant dated June 13, 1998, between Company and Kenneth W. Hager for the purchase of 25,000 shares of common stock.

               10.3 Warrant dated June 13, 1998, between Company and Manchester Companies, Inc. for the purchase of 25,000 shares of common stock.

               27    Financial Data Schedule.

          b) The Company filed the following documents with the Commission during the quarter for which this report is filed:

               (1) The Company's Current Report on Form 8-K on August 19,1998 (File No. 20887) relating to the sale of 400,000 shares of Series III Convertible Preferred Stock for $1,000,000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TELIDENT, INC.
                                  ----------------------------------------------
                                                   (Registrant)

     November 11, 1998           /s/ W. Edward McConaghay
----------------------------     -----------------------------------------------
          Date                   W. Edward McConaghay, President and CEO
                                 (Principal Executive Officer, Financial and
                                 Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number             Description

          10.1 Warrant dated February 25, 1998, between Company and Mack Traynor for the purchase of 100,000 shares of common stock.

          10.2 Warrant dated June 13, 1998, between Company and Kenneth W. Hager for the purchase of 25,000 shares of common stock.

          10.3 Warrant dated June 13, 1998, between Company and Manchester Companies, Inc. for the purchase of 25,000 shares of common stock.

          27   Financial Data Schedule