Form 10QSB
period 1998-12-31
TELIDENT INC /MN/
filed 1999-02-16
CIK 845047

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


      [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended December 31, 1998

      [ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ______________ to ______________

      Commission file number 0-20887

                                 TELIDENT, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                       MINNESOTA                              41-1533060
            (State or Other Jurisdiction of                (I.R.S. Employer
            Incorporation or Organization)                Identification No.)

           10 SECOND STREET N.E., SUITE 212
              MINNEAPOLIS, MINNESOTA                             55413
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      Number of shares outstanding of each of the issuer's classes of equity securities, as of January 29, 1999: i) 2,787,657 shares of Common Stock, par value $.08 per share; ii) 37,500 shares of Series I Class A Convertible Preferred Stock, par value $.08 per share; and iii) 400,000 shares of Series III Convertible Preferred Stock, par value $.08 per share.

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION ...............................................................3

      ITEM 1. Financial Statements .............................................................3

         Condensed Balance Sheets (unaudited) as of December 31, 1998 and June 30, 1998.........3

         Condensed Statements of Operations (unaudited) for the three months and six months ended December 31, 1998 and December 31, 1997..........................................4

         Statements of Shareholders' Equity (unaudited) for the six months ended
         December 31, 1998 .....................................................................5

         Condensed Statements of Cash Flows (unaudited) for the six months ended
         December 31, 1998 and December 31, 1997................................................6

         Notes to Consolidated Financial Statements.............................................7

      ITEM 2. Management's Discussion and Analysis and Plan of Operation.......................10

PART II    OTHER INFORMATION ..................................................................16

      ITEM 2. Changes in Securities and Use of Proceeds .......................................16

      ITEM 4. Submission of Matters to a Vote of Security Holders .............................16

      ITEM 5. Other Information ...............................................................17

      ITEM 6. Exhibits and Reports on Form 8-K ................................................19

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                                 TELIDENT, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                              December 31          June 30,
                                                                                                  1998               1998
                                                                                             -------------      -------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                              $   1,264,363      $     258,875
      Trade accounts receivable, net of allowance for doubtful
            accounts of $30,000 at both dates                                                      791,082            508,956
      Inventories                                                                                  279,022            285,708
      Other                                                                                         73,479             76,088
                                                                                             -------------      -------------
            Total current assets                                                                 2,407,946          1,129,627

FURNITURE AND OFFICE EQUIPMENT, less accumulated
      depreciation of $334,855 and $291,955, respectively                                          185,089            209,435
INTANGIBLE ASSETS, less accumulated amortization of $211,486
      and $159,386, respectively                                                                   237,572            289,672
OTHER ASSETS                                                                                        33,355             83,055
                                                                                             -------------      -------------
                                                                                             $   2,863,962      $   1,711,789
                                                                                             =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Notes payable                                                                          $     204,591      $      95,271
      Trade accounts payable                                                                       170,540            168,069
      Accrued expenses                                                                             148,458            118,123
      Deferred revenue                                                                              25,845             21,053
      Current portion of long-term debt                                                             52,005            101,519
                                                                                             -------------      -------------
            Total current liabilities                                                              601,439            504,035

LONG-TERM DEBT, less current portion                                                                 5,442             31,825
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
      Preferred stock, $.08 par value, 2,500,000 authorized
          Series I Class A, convertible into common stock at the rate of 6.4 common shares for each preferred share at December 31,1998 and one common share for each preferred share at June 30, 1998, 37,500 shares
                outstanding at both dates                                                            3,000              3,000
          Series III, cumulative dividend equal to the Series I Class A, if any, convertible into common stock equal to the quotient of the per share
                Purchase Price ($2.50) divided by the lessor of (i) the Conversion
                Price ($2.50) and (ii) 80% of the average of the closing bid price for the shares of common stock on the ten trading days prior to notice of conversion, except for 200,000 shares 80% of the average price shall not be more than $.785 until the closing bid price is greater than $1.75 on any ten consecutive trading days following the effective date of the registration statement for the common shares to be issued upon conversion of the Series III preferred stock, 400,000 shares outstanding at
                December 31, 1998                                                                   32,000                 --
          Common stock, $.08 par value, 10,000,000 shares authorized,
                2,787,657 and 2,786,657 shares outstanding, respectively                           223,013            222,933
          Additional paid-in capital                                                            15,552,771         14,612,497
          Accumulated deficit                                                                  (13,553,703)       (13,662,501)
                                                                                             -------------      -------------
            Total shareholders' equity                                                           2,257,081          1,175,929
                                                                                             -------------      -------------
                                                                                             $   2,863,962      $   1,711,789
                                                                                             =============      =============

            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three months ended                 Six months ended
                                                    December 31,                      December 31,
                                                    ------------                      ------------
                                              1998              1997              1998              1997
                                          ------------      ------------      ------------      ------------
NET SALES                                 $    730,393      $    625,777      $  1,447,896      $  1,130,575

COST OF SALES                                  216,737           188,332           402,274           352,162
                                          ------------      ------------      ------------      ------------

GROSS PROFIT                                   513,656           437,445         1,045,622           778,413

OPERATING EXPENSES:
  Sales and marketing                          111,240           242,097           253,955           420,669
  Research and development                     106,450           152,499           209,488           273,729
  General and administrative                   247,245           171,642           477,282           407,741
                                          ------------      ------------      ------------      ------------
        Total operating expenses               464,935           566,238           940,725         1,102,139
                                          ------------      ------------      ------------      ------------

        Income (loss) from operations           48,721          (128,793)          104,897          (323,726)

INTEREST INCOME                                 15,746            10,353            26,202            19,520
INTEREST EXPENSE                                (7,008)          (16,509)          (22,301)          (28,578)
                                          ------------      ------------      ------------      ------------

NET INCOME (LOSS)                               57,459          (134,949)          108,798          (332,784)

PREFERRED STOCK DIVIDENDS                            0           (41,625)         (275,442)         (390,462)
                                          ------------      ------------      ------------      ------------
NET INCOME (LOSS)
 APPLICABLE TO COMMON
 STOCK                                    $     57,459      $   (176,574)     $   (166,644)     $   (723,246)
                                          ============      ============      ============      ============

NET INCOME (LOSS) PER
 COMMON SHARE:
  Basic                                   $        .02      $       (.10)     $       (.06)     $       (.42)
                                          ============      ============      ============      ============
  Diluted                                 $        .01      $       (.10)     $       (.06)     $       (.42)
                                          ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING:
  Basic                                      2,787,550         1,734,546         2,787,346         1,734,982
                                          ============      ============      ============      ============
  Diluted                                    3,899,238         1,734,546         2,787,346         1,734,982
                                          ============      ============      ============      ============

            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                      Number of       Amount of       Number of       Amount of      Additional
                                      Preferred       Preferred         Common         Common          Paid-in       Accumulated
                                    Shares Issued       Stock       Shares Issued       Stock          Capital         Deficit
                                    -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, June 30, 1998                     37,500   $       3,000       2,786,657   $     222,933   $  14,612,497   $ (13,662,501)

Preferred stock issued in private
  placement, net of offering
  expenses of $35,146                     400,000          32,000              --              --         932,854              --

Value of warrant issued for
  services                                     --              --              --              --           5,000              --

Common stock issued for services               --              --           1,000              80           2,420              --
Net income                                     --              --              --              --              --         108,798
                                    -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, December 31, 1998                437,500   $      35,000       2,787,657   $     223,013   $  15,552,771   $ (13,553,703)
                                    =============   =============   =============   =============   =============   =============

            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six months ended
                                                                             December 31,
                                                                             ------------
                                                                         1998               1997
                                                                    -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $     108,798      $    (332,784)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
      Depreciation and amortization expense                                95,000             69,950
      Common stock warrant issued for services                              5,000                 --
      Common stock issued for services                                      2,500                 --
      Changes in assets and liabilities:
        Trade accounts receivable                                        (282,126)          (223,170)
        Inventories                                                         6,686             70,423
        Other assets                                                       52,309            (67,193)
        Trade accounts payable                                              2,471            (71,919)
        Accrued expenses and deferred revenue                              35,127             62,310
                                                                    -------------      -------------
            Net cash provided by (used in) operating activities            25,765           (492,383)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments of patent and capitalized software costs                            --           (125,576)
  Purchase of furniture and office equipment                              (18,554)           (20,519)
                                                                    -------------      -------------
            Net cash used in investing activities                         (18,554)          (146,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on notes payable                                         109,320            280,718
  Payments of long-term debt                                              (75,897)          (120,611)
  Proceeds from issuance of preferred stock, net                          964,854          1,193,627
                                                                    -------------      -------------
            Net cash provided by financing activities                     998,277          1,353,734
                                                                    -------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               1,005,488            715,256
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                                  258,875             22,319
                                                                    -------------      -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   1,264,363      $     737,575
                                                                    =============      =============

Supplemental non-cash financing activities:
  Common stock offset against note receivable                       $          --      $      11,635
                                                                    =============      =============

            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The condensed financial statements included in this Form 10-QSB are unaudited. However, in the opinion of Telident, Inc. (the "Company"), the financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations and financial position for the interim periods.

      The results of operations for the three-month and six-month periods ended December 31, 1998 do not necessarily indicate the results to be expected for the full year. These statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

2.    INVENTORIES

      Inventories are stated at the lower of cost or market using the first in, first out method, and consisted of the following:

                            December 31,       June 30,
                                1998             1998
                                ----             ----
      Raw materials         $   308,129      $   325,804
      Work in progress           12,767            1,876
      Finished goods             63,126           48,028
      Inventory reserve        (105,000)         (90,000)
                            -----------      -----------
                            $   279,022      $   285,708
                            ===========      ===========

3.    SHAREHOLDERS' EQUITY

      ISSUANCE OF SERIES III CONVERTIBLE PREFERRED STOCK - In August 1998, the Company completed the sale of 400,000 shares of Series III Convertible Preferred stock and issued warrants in the aggregate to purchase 400,000 shares of common stock with two investors for $1,000,000 ($2.50 per unit). The warrants are exercisable at $3.125 per share and will expire two years from the closing date of this transaction. The warrants may be called by the Company at a price of $4.38. The Company incurred offering costs of $35,146 and will incur additional costs in the future as the Company is required to register the shares with the Securities and Exchange Commission. Each share of the Series III Convertible Preferred Stock is convertible at the option of the holder into common stock. Upon any such conversion, each share of Series III Preferred Stock shall be converted into a number of fully paid and nonassessable shares (calculated as to each conversion to the nearest 1/100th of a share) of common stock of the Company equal to the quotient of (x) the per share purchase price (appropriately adjusted to reflect stock splits, stock dividends, reorganizations, consolidations and similar changes hereafter effected) of such share of Series III Preferred Stock, divided by (y) the lessor of (i) the Conversion Price (as defined) and (ii) 80% of the average of the closing bid price for the shares of common stock on the ten (10) trading days prior to the date that the Company receives written notice of conversion from a holder of such Series III Preferred Stock. However, for 200,000 shares, 80% of the average closing bid price shall not be more than $.785 until such time as the closing bid price for the common stock is greater than $1.75 on any ten consecutive days following the effective date of the registration statement which registers for resale the shares of common stock issuable upon conversion of the Series III Preferred Stock. The value of the beneficial conversion feature, $250,000, was recorded as a deemed preferred stock dividend on the date of issuance.

      CUMULATIVE UNDECLARED DIVIDENDS - The Company has not paid dividends on Series I preferred stock since March 31, 1997. During the quarter the Company negotiated with its Series I shareholders to eliminate their cumulative and future dividends in exchange for re-pricing the conversion feature of their preferred shares. The Series I preferred stock was convertible at one share of preferred for one share of common stock. The new conversion rate is 6.4 common shares for each share of preferred stock. The amount of Series I cumulative dividends that were canceled was $96,192. Based upon a valuation by the Company there was no deemed dividend in connection with the modification to this agreement. The preferred stock dividends on the statement of operations include the value assigned to the beneficial conversion feature of the Series III and II preferred stock of $250,000 and $312,500 for the six months ended December 31, 1998 and 1997, respectively. In April 1998, all of the Company's Series II Class A Convertible Preferred Stock was converted into 1,052,189 shares of common stock. As a result of the conversion, $334,500 of deemed dividends for the six months ended December 31, 1997 will not be paid. If the conversion had taken place in July 1997, the Company's basic and diluted loss per share for the six months ended December 31, 1997, would have been ($.14).

4.    NET INCOME (LOSS) PER COMMON SHARE

      The increase in the weighted average number of shares outstanding for the diluted earnings per share calculation for the quarter ended December 31, 1998 was due to the requirement to assume conversion of all of the Series I and III preferred stock into 1,111,668 shares of common stock as of October 1, 1998. For the other periods presented there is no difference between basic and diluted weighted average shares outstanding as any assumed conversion of preferred stock would be antidilutive.

5.    RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income," which was adopted by the Company beginning July 1, 1998. SFAS No. 130 requires the disclosure of comprehensive income and its components in the general-purpose financial statements. The adoption by the Company of SFAS No. 130 did not have a material effect on the Company's financial statements for the six months ended December 31, 1998 or 1997. Total comprehensive income
(loss) for the three months ended December 31, 1998 and 1997, was $57,459 and ($134,949), respectively, and for the six months ended December 31, 1998 and 1997, was $108,798 and $(332,784), respectively.

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

PART I - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

RESULTS OF OPERATIONS

      For the three month and six month periods ended December 31, 1998, the Company recorded a net income of $57,459 and $108,798 compared to a net loss of $134,949 and $332,784 for the same periods in fiscal year 1998.

REVENUES

      Revenues consist of equipment sales of the Company's hardware and software systems for enhanced 911 service, mainly from Telident's Station Translation System ("STS") for PBX systems and packages of hardware and software applications providing "total PBX 9-1-1 solutions." The Company also generates revenues from services and extended warranty contracts.

      Revenues for the three month and six month periods ended December 31, 1998 were $730,393 and $1,447,896 compared to $625,777 and $1,130,575 for the same periods in fiscal year 1998, an increase of 17% for the three month period and an increase of 28% for the six month period. The Company increased revenues by focusing selling efforts on its core PBX 9-1-1 products including its on-site notification software and 9-1-1 database software applications. Software and systems sales increased after the Company introduced new product packaging and pricing for customer installable PBX 9-1-1 solutions. In addition, the Company began direct selling of its solutions through telephone sales programs.

GROSS MARGIN

      Gross margin for the three month and six month periods ended December 31, 1998 increased to 70.3% and 72.2% compared to 69.9% and 68.9% for the same periods in fiscal year 1998. These increases resulted from increased shipments of the Company's core PBX 9-1-1 products, software sales, and improved cost controls of resold products and installation services.

SALES AND MARKETING

      Sales and marketing expenses for the three month and six month periods ended December 31, 1998 decreased to $111,240 and $253,955 from $242,097 and $420,669 for the same periods in fiscal year 1998. These decreases resulted from the closing of several under-producing sales offices and a reduction in sales personnel and marketing expenses during the third quarter of fiscal year 1998. The Company has shifted the focus of its selling efforts away from a field sales force to direct marketing to end users and distributors. This strategy has resulted in increased sales while at the same time decreasing the Company's sales and marketing expenses.

RESEARCH AND DEVELOPMENT

      Research and development expenses for the three month and six month periods ended December 31, 1998 decreased to $106,450 and $209,488 from $152,499 and $273,729 during the same periods in fiscal year 1998. These decreases were due to a reduction in personnel, decreased use of consultants, and a concentrated focus on research and development efforts for the Company's existing PBX 9-1-1 product line.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses for the three month and six month periods ended December 31, 1998 increased to $247,245 and $477,282 from $171,642 and $407,741 during the same periods in fiscal year 1998. Increases in fiscal year 1999 compared to fiscal year 1998 are due to increased wages and increased legal, consulting and investment banking fees.

INTEREST INCOME

      Interest income for the three month and six month periods ended December 31, 1998 was $15,746 and $26,202 compared to $10,353 and $19,520 for the same periods in fiscal 1998. The increase in the current year is due to the higher level of cash and cash equivalents due to the sale of preferred stock completed in August 1998.

INTEREST EXPENSE

      Total interest expense for the three month and six month periods ended December 31, 1998 was $7,008 and $22,301 compared to $16,509 and $28,578 for the same periods in fiscal year 1998. The decreases in interest expense were due to decreased outstanding borrowings and lower interest rates.

DIVIDENDS

      The Company has never paid a cash dividend on its common stock. The payments of dividends, if any in the future rest with the discretion of the Board of Directors and will depend, among other things, upon the Company's earnings, if any, capital requirements and financial condition. The Company has paid a cash dividend on its preferred stock in the past. No such dividend was paid during the six months ended December 31, 1998. During the quarter the Company negotiated with its Series I preferred shareholders to eliminate the cumulative dividend provision and cancel unpaid cumulative dividends on the Series I preferred stock. The Company plans to retain all earnings, if any, to further the development of the business.

INFLATION

      Inflation has not had a material impact on the Company's net sales or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1998, the Company had cash and cash equivalents of $1,264,363 and accounts receivable of $791,082. During the six month period ended December 31, 1998 net cash provided by the Company's operating activities was $20,765, due to income from operations. The Company used $18,554 of cash to purchase capital equipment. The Company received $109,320 of cash due to net borrowings on its bank line of credit and used $75,897 to make payments on debt. The Company completed a sale of preferred stock in August 1998 that resulted in net proceeds of $964,854. The Company has relied on debt, equity capital and revenues to fund its operations during the first half of fiscal year 1999 and during prior periods.

      Based on the projected revenues and expenses, the Company believes that cash and cash equivalents, the existing line of credit and its collections from accounts receivable, will be adequate to fund the Company's working capital requirements through December 31, 1999.

      The Company has no material commitments for capital expenditures at December 31, 1998.

TELIDENT'S YEAR 2000 READINESS DISCLOSURE

      Many currently installed computer systems and software products, which are currently coded to accept only two digit date entries, will need to accept four digit date entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The failure of our products, our vendors or our customers to achieve Year 2000 compliance on a timely basis could materially adversely affect our business, operating results, financial condition and cash flows.

      State of Readiness. We are presently completing the assessment of our Year 2000 readiness for operations, focusing on critical operating and applications systems, particularly the Year 2000 compliance of: (a) our hardware and software products, (b) our internal administrative systems, and (c) the compliance of our key software/hardware vendors.

      We believe that all Telident products currently manufactured and marketed are Year 2000 compliant. None of our current products rely on a date to function properly. To the extent that our products process dates, they use four digit years and are not subject to the effects of Year 2000. We communicate these facts, and specific product compliance, non-compliance and upgrade options, to our customers through our Internet web page and routine sales and marketing communications activities.

      As a part of our Year 2000 assessment, we simulated the event by inserting key dates leading up to and beyond the Year 2000 in an orchestrated manner for our key infrastructure components, critical business processes and key applications systems. We expect that minor Year 2000 compliance issues will continue to be identified as an outcome of these Year 2000 simulation tests and we intend to address these compliance issues no later than the second quarter of calendar 1999.

      Telident's internal accounting software is not Year 2000 compliant; however, we have already purchased Year 2000 compliant accounting software and we plan to roll over our accounting operations to utilize the new software in 1999. In addition, we are in the process of determining whether our voice mail system is Year 2000 compliant. If we determine that our voice mail system is not Year 2000 compliant, we plan to upgrade the system to achieve Year 2000 compliance.

      We are currently performing a compliance survey of our critical vendors. Our key computer and software application suppliers are Year 2000 compliant, or we know their plans to become so. Our internal telecommunications and data processing systems are compliant. We have requested and will review our building operator's and utility vendors' plans for becoming Year 2000 compliant.

      Costs to Address Year 2000 Issues. We intend to complete our Year 2000 remediation efforts primarily with in-house resources, but will utilize consultants should the need arise. In the aggregate, we have spent an estimated $20,000 and anticipate spending an additional $15,000 as part of our Year 2000 assessment and remediation. The additional $15,000 includes the estimated $3,000 to $5,000 cost of rolling over our accounting operations to utilize new software that is Year 2000 compliant.

      Risks of Year 2000 Issues. We recognize that issues related to Year 2000 constitute a material known uncertainty. We also recognize the importance of ensuring that Year 2000 issues will not adversely affect our operations. We believe that the processes described above will be effective to manage the risks associated with the problem. However, there can be no assurance that the processes can be completed on the timetable described above or that remediation will be fully effective. The failure to identify and remediate Year 2000 issues, or the failure of customers, key vendors or other critical third parties who do business with us to timely remediate their Year 2000 issues could cause system failures or errors, business interruptions and, in a worst case scenario, the inability to engage in normal business practices for an unknown length of time. Our business, operating results, financial condition and cash flows could be materially adversely affected. At this time, however, the Company does not possess information necessary to estimate the overall potential financial impact of Year 2000 compliance issues. Specific risks we face with regard to Year 2000 issues include the following:

      1. Decreased Sales. Although we have tested and believe that our products are Year 2000 compliant, we believe that the purchasing patterns of customers and potential customers may be affected as they direct a significant portion of their scarce information technology resources to complete their Year 2000 compliance programs. These expenditures may result in reduced funds available to purchase 911 hardware and software products such as ours. This could result in a material adverse effect on our business, operating results, financial condition and cash flows.

      2. Customer Litigation. We have developed a program to advise our customers of the Year 2000 compliance status of our products and we have identified upgrade and replacement products for our customers potentially affected by Year 2000 issues. Although we believe that our efforts will ensure no disruption in the business or operations of our customers, the possibility exists that some customers may experience problems that may motivate them to sue us for restitution and damages that may be related to such problems.

      3. Disruption of Supply Materials. Several months ago, we began an ongoing process of surveying our vendors with regard to their Year 2000 readiness and we are now in the process of assessing and cataloging the first responses to the survey. We are hopeful of receiving adequate responses from critical vendors and many non-critical vendors by the second calendar quarter of 1999. We presently expect to work with vendors that show a need for assistance or that provide inadequate responses, and in many cases expects that survey results will be refined significantly by such work. Where ultimate survey results show that the need arises, we will arrange for back-up vendors before the change-over date.

      4. Disruption of Internal Computer Systems. The Company has simulated the Year 2000 event by inserting key dates leading up to and beyond the Year 2000 in an orchestrated manner for our key infrastructure components, critical business processes and key applications systems. We believe that disruption of our internal computer systems is unlikely; however, we expect that minor Year 2000 compliance issues will continue to be identified as an outcome of these Year 2000 simulation tests. We intend to address these compliance issues no later than the second quarter of calendar 1999.

      5. Disruption of Non-Computer Systems. We are currently conducting a comprehensive assessment of all non-computer systems, including utility, telecommunications, delivery and other services. Although we intend to work with any third party providers of such services to ensure that there will be no disruption in our operations, we believe that if any disruptions do occur, such will be dealt with promptly and will be no more severe with respect to correction or impact than would be an unexpected breakdown of such services and related equipment.

      Contingency Plans. We recognize the need for Year 2000 contingency plans in the event that remediation is not fully successful or that the remediation efforts of our vendors, suppliers and governmental/regulatory agencies are not timely completed. We intend to address contingency planning during calendar 1999.

      If key parts suppliers or contract manufacturers do not achieve Year 2000 compliance in a timely manner, or at all, we believe that we have identified alternative sources that will meet our business or operations requirements. Additionally, we plan to create sufficient reserves of finished goods inventory, such that any delay in changing vendors will have a minimal effect on the operations, financial condition and cash flows of the Company.

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

PART II - OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On October 28, 1998, Telident issued 1,000 shares of common stock to David
      A. Lynn in consideration of consulting services rendered by Mr. Lynn in connection with Telident's investigation of its strategic options, including selling Telident or acquiring another company. This issuance was made in reliance upon the exemption provided in Section 4(2) of the Securities Act. Such securities are restricted as to sale or transfer, unless registered under the Securities Act, and the certificate representing such securities contains a restrictive legend preventing sale, transfer or other disposition unless registered under the Securities Act. In addition, the recipient of such securities received, or had access to, material information concerning Telident, including but not limited to Telident's reports on Form 10-KSB, Form 10-QSB and Form 8-K, as filed with the SEC. No underwriting commissions or discounts were paid with respect to the issuance of such securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its Annual Meeting of Stockholders on October 28, 1998. There were 2,786,735 shares of common stock outstanding and entitled to vote, and a total of 2,373,506 shares (85.2%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to the Company's shareholders.

1.    Proposal to elect 7 directors, each for a one-year term.

                              FOR             WITHHOLD
                              ---             --------
      Scott R. Anderson       2,355,306       18,200
      Willis K. Drake         2,355,731       17,775
      David F. Durenberger    2,353,419       20,087
      John D. Wunsch          2,355,306       18,200
      W. Edward McConaghay    2,355,481       18,025
      Mark W. Sheffert        2,356,794       16,712
      Mack V. Traynor         2,357,306       16,200

2. Proposal to consider and vote upon approval of the Company's 1998 Stock Option Plan.
                                                                       BROKER
                              FOR             WITHHOLD     ABSTAIN     NON-VOTES
                              ---             --------     -------     ---------
                              1,484,289       114,395      54,295      720,527

3. Proposal to ratify and approve the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ending June 30, 1999.
                                                                       BROKER
                              FOR             WITHHOLD     ABSTAIN     NON-VOTES
                              ---             --------     -------     ---------
                              2,359,734       10,747       3,025             0

ITEM 5. OTHER INFORMATION

      THE FOLLOWING INFORMATION IS PROVIDED IN RESPONSE TO ITEM 5 OF FORM 8-K (OTHER EVENTS)

      (a)   Conversion of Preferred Stock

            Series III Convertible Preferred Stock

                  In general, the 400,000 outstanding shares of Series III Convertible Preferred Stock are convertible at a floating rate which depends on the 10-day average closing bid price of the common stock at the time of conversion. The following conversion formula applies to the Series III Convertible Preferred Stock:

                                             $2.50
                        ---------------------------------------------
                        The lesser of (i) $2.50 or (ii) if the 10-day average closing bid price of the common stock is less than $2.50, then 80% of such average price

                  The Series III Convertible Preferred Stock also contains antidilution rights which provide that the number of shares issuable upon conversion will be increased if Telident issues new securities at a price less than $2.50 per share.

                  Based on a recent 10-day average closing price of $2.25 per common share for the period ending February 9, 1999, the holders of Series III Convertible Preferred Stock would have been entitled to convert each preferred share into approximately 1.39 common shares.

                  Pursuant to a modification agreement, attached hereto as an exhibit, Telident amended the conversion terms that apply to one holder of its Series III Convertible Preferred Stock, Special Situations Private Equity Fund, L.P.

                  Special Situation owns 200,000 shares of Series III Convertible Preferred Stock.

                  The modification agreement only applies to those shares of common stock which Special Situations receives upon conversion and sells between (a) the effective date of the registration statement which registers such shares and (b) the last date that the closing bid price of the common shares exceeds $1.75 for a period of 10 consecutive trading days (the "Special Conversion Period"). During the Special Conversion Period, the phrase "80% of such average price" in the conversion formula shall not exceed $0.785. In other words, as to those shares which Special Situations is able to sell during the Special Conversion Period, the conversion rate shall be approximately
                  3.18 shares of common stock for each share of preferred stock. At the end of the Special Conversion Period, the conversion rate set forth in the Modification Agreement will no longer apply to the shares of Series III Convertible Preferred Stock then owned by Special Situations.

                  The actual number of common shares issuable upon conversion of the shares of Series III Convertible Preferred Stock is subject to adjustment depending on factors that cannot be predicted at this time, such as the future market price of the common stock.

            Series I Convertible Preferred Stock

                  Pursuant to a modification agreement, attached hereto as an exhibit, the outstanding shares of Series I Convertible Preferred Stock are convertible at a fixed rate of 6.4 common shares per preferred share. The Series I Convertible Preferred Stock also contains customary antidilution rights.

      (b)   Cautionary Statement

            Telident is filing herewith a Cautionary Statement pursuant to the Private Securities Litigation Reform Act of 1995 for use as a readily available written document to which reference may be made in connection with forward-looking statements, as defined in such act.

      (c)   Warrant Cancellation

            Manchester Financial Group, Inc. and Kenneth W. Hager have agreed to the cancellation of the warrants issued to them by the Company in connection with the engagement agreement between the Company and Manchester, effective December 31, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits

                  10.1 Series I Convertible Preferred Stock Modification Agreement dated December 29, 1998, between Telident, Inc. and the holders of Series I Convertible Preferred Stock.

                  10.2 Series III Convertible Preferred Stock Modification Agreement dated December 29, 1998, between Telident and Special Situations Private Equity Fund, L.P.

                  99.1  Cautionary Statement

                  27    Financial Data Schedule

            (b)   Current Reports on Form 8-K

                  The registrant filed no Current Reports on Form 8-K during the quarter ended December 31, 1998.




                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TELIDENT, INC.
                                         (Registrant)


       February 16, 1999                 /s/ W. Edward McConaghay
------------------------------           ---------------------------------------
            Date                         W. Edward McConaghay, President
                                         (Principal Executive, Financial and
                                         Accounting Officer)

                                  EXHIBIT INDEX


            Exhibit
            Number      Description
            ------      -----------

            10.1 Series I Convertible Preferred Stock Modification Agreement dated December 29, 1998, between Telident, Inc. and the holders of Series I Convertible Preferred Stock.


            10.2 Series III Convertible Preferred Stock Modification Agreement dated December 29, 1998, between Telident and Special Situations Private Equity Fund, L.P.

            99.1        Cautionary Statement

            27          Financial Data Schedule