Form 10KSB/A
period 1998-06-30
TELIDENT INC /MN/
filed 1999-04-02
CIK 845047

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------


                                  FORM 10-KSB/A


|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1998

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-20887

                                 TELIDENT, INC.
                 (Name of Small Business Issuer in Its Charter)

                     MINNESOTA                         41-1533060
         (State or Other Jurisdiction of            (I.R.S. Employer
         Incorporation or Organization)            Identification No.)

         TEN SECOND STREET N.E., SUITE 212, MINNEAPOLIS, MINNESOTA 55413
          (Address of Principal Executive Offices, including Zip Code)

                                 (612) 623-0911
                (Issuer's Telephone Number, including Area Code)

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                          COMMON STOCK ($.08 PAR VALUE)
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         The issuer's revenues for its most recent fiscal year were $2,269,000.

         The aggregate market value of the voting stock held by non-affiliates of the issuer as of August 3, 1998 was approximately $5,226,328.

         The number of shares of the common stock of the issuer outstanding as of August 3, 1998 was 2,787,297.

                       DOCUMENTS INCORPORATED BY REFERENCE


         None.


================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I ........................................................................1

     ITEM 1      DESCRIPTION OF BUSINESS.......................................1
     ITEM 2      DESCRIPTION OF PROPERTY.......................................6
     ITEM 3      LEGAL PROCEEDINGS.............................................6
     ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........6

PART II .......................................................................7

     ITEM 5      MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS......7
     ITEM 6      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS...........................9
     ITEM 7      FINANCIAL STATEMENTS.........................................17
     ITEM 8      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE..........................32

PART III .....................................................................33

     ITEM 9      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                 PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                 EXCHANGE ACT.................................................33
     ITEM 10     EXECUTIVE COMPENSATION.......................................36
     ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT...................................................37
     ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............39
     ITEM 13     EXHIBITS, LIST AND REPORTS ON FORM 8-K.......................41

SIGNATURES ...................................................................44

INDEX TO EXHIBITS ............................................................45

PART I

            Unless the context indicates otherwise, all references to the "Company" and "Registrant" in this Annual Report on Form 10-KSB/A relate to Telident, Inc.

ITEM 1.        DESCRIPTION OF BUSINESS.

INTRODUCTION

            We design, manufacture and market hardware and software systems which provide the exact location of a 911 telephone call to the emergency dispatcher at the 911 public safety answering point who receives the call. Our systems provide information which can speed the response time to a 911 call, reduce the costs associated with responses to incorrect locations and improve the safety of individuals within private businesses and public institutions that own or operate private telephone systems. We also manufacture and market systems that direct emergency calls to the correct 911 response center and which are used to create emergency networks for public and private telephone networks and governmental agencies.

            Our products utilize existing enhanced 911 network technology which automatically transmits the caller's telephone number and address to the nearest emergency dispatcher. Over two-thirds of the telephone systems in the United States have access to this enhanced technology. Despite this level of access, generally only individual telephones (such as residential telephones) connected to the public telephone company are able to take advantage of this enhanced technology. Private telephone systems, such as those used by private businesses and public institutions, generally do not have the ability to send a caller's location to an emergency 911 dispatcher without equipment such as ours. Our products work with enhanced technology to transmit the precise location, and generally the caller's name, to the nearest emergency dispatcher through the existing enhanced public network. As of December 31, 1998, six states had adopted legislation mandating the modification of certain private telephone systems to make them fully compatible with existing 911 technology. We believe other states are considering such legislation.

            The primary markets for our systems and services include a wide variety of private telephone system owners such as:

            *  Medium to large corporations      *  Apartments and condominiums

            *  Colleges and universities         *  Nursing and retirement homes

            *  City, county and state
               government offices                *  Hotels and motels

            *  Public schools                    *  Hospitals and clinics


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

STRATEGY

            The Company was incorporated in Minnesota in July 1983 to develop and market electronic equipment for the telephone communications industry. From 1983 to 1985, Telident developed the Status Recognition Unit System I (the
SRU1), a system which permits operating telephone companies to increase dedicated phone services capabilities. Based on a review of the market for the SRU1, Telident determined that there was a significant market opportunity for products, based on the technology of the SRU1, which could expand the capabilities, safety and reliability of emergency 911 service systems. Since 1989, the Company's goal has been to become a leading designer of systems which enable precise identification of the location of 911 callers within a PBX system.

            To achieve this goal, the Company provides its customers with a total E911 solution, providing the hardware, software and service components to meet their emergency 911 information needs. For example, the Company provides PBX users: (i) equipment (the Station Translation System) required to enable the PBX to be compatible with E911 service; (ii) software and services which enable PBX users to create and maintain the required database; and (iii) additional software applications, such as TRAX OSNTM software which expands the capabilities of a PBX system utilizing the STS so that it automatically provides the precise location of the caller within the network to both the appropriate PSAP and to on-site personnel, such as security guards.

            Telident has developed a national distribution network to provide sales support for its products and services through relationships with major distributors of PBX equipment and services and telephone companies. Telident has distribution agreements with most PBX manufacturers and many independent PBX distributors and systems integrators. Furthermore, the Company has established a telephone sales and sales support organization to assist its distribution partners and to provide direct support to certain national account customers. No PBX manufacturer, distributor or customer accounts for more than 10% of revenue.

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

            SITE ALERT(TM) is a high quality, low cost PBX/911 on-site notification only system that provides security personnel, console attendants and other individuals responsible for identifying the location of emergency calls with the time and extension number of 911 calls simultaneously to those calls being received at the public safety answering point (PSAP).

            These products are variously packaged in "bundles" of hardware and software to create total "9-1-1 SOLUTIONS(TM)". These packages are simple to install and maintain, are sold directly by Telident or through its distribution channels, and are available with optional installation, applications consulting, and maintenance programs.


9-1-1 ACS (ANI CONTROL SYSTEM)

            The 9-1-1 ACS(TM), or ANI Control System, takes an incoming 911 call and delivers the voice portion of the call to the emergency operator's telephone and the telephone signaling portion (which contains the incoming caller's telephone number) to a database where the caller's location can be obtained and relayed to the emergency operator. The ACS is used in public 911 and private emergency response applications. The ACS is sold to public network 911 systems integrators as a component part of their total system. It is also sold directly by Telident in conjunction with private PBX 911 applications.


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


            E911 regulatory issues, such as the actions of the Federal Communications Commission (FCC) and the Public Utilities Commissions (PUCs) in the 50 states affect potential markets for the Company's products. For example, as of December 31, 1998, Texas, Illinois, Washington, Kentucky, Vermont and Mississippi had passed state laws or enacted regulations mandating (to various degrees) the modification of PBX systems to make them fully compatible with the E911 system. These actions favorably impact the market for the STS product. Similarly, in September 1994, the FCC issued a Notice of Proposed Rule Making (the publication for comment of a rule the FCC intends to promulgate), the original comment period ended in March 1995, and which, if implemented, could mandate that every new PBX sold nationwide and certain existing PBXs comply with E911 system requirements. The FCC mandate has yet to be issued.


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


            Several telephone companies have expressed a preference to sell digital equipment to customers within their territories instead of the current standard analog interface offered by Telident. We are currently preparing for a change to the use of digital interfaces connecting our products to private telephone systems. We are in the early stages of developing such interfaces, we believe that we have the technical ability to develop such interfaces and we estimate that such development will cost $20,000 to $30,000. We also offer our customers software applications which operate with digital equipment independent of the type of interface.

MANUFACTURING

            Telident conducts final assembly and testing along with receiving and shipping of its products. The Company subcontracts all of its equipment subassembly fabrication to local manufacturers and assembly houses that are equipped and qualified to perform this work and that produce high quality printed circuit board assembly products. The Company is not dependent on any one of its subcontractors. The component electronic parts required for assembly of the Company's products are available from a number of different sources. As unit volumes increase, the Company will evaluate and qualify contract manufacturers as part of a transition to complete outsourced turnkey manufacturing.

COMPETITION

            The Company is aware of two competitors which market a product which competes with the Company's STS. The competitive products are more expensive than the STS product and the Company believes they have a more limited compatibility with available PBXs than the Company's offering. Additionally, several PBX manufacturers now provide a basic 911 translation capability through new PBX hardware and software releases. The Company believes that these products are more limited in capability than the Company's solutions and are not appropriate for a large number of installed PBXs due to the expense of the required upgrades. While precise numbers are not available, the Company believes that none of these competitive alternatives is dominant in the PBX 911 market. Telident's STS product is compatible with over 90% of the PBXs in the United States, and offers PBX owners and distributors a single comprehensive solution, independent of PBX type. The Company believes that, notwithstanding competition for its STS equipment, that it has the industry leading on-site notification and database management software applications. Furthermore, the Company's total 911 systems knowledge and turn-key project management and installation services distinguish it from other suppliers.

COOPERATION WITH TELEPHONE COMPANIES

             The attractiveness of our products to the public depends, in part, on the tariffs filed by local or regional telephone companies. We depend, and our customers depend, upon the cooperation of local telephone companies for the installation and operation of our products. If the pricing for network interfaces or database access provided by telephone companies is not favorable to our products, or if telephone companies are uncooperative, our sales in the affected market may drop.

            We presently are experiencing delays with Ameritech, the telephone company for Illinois, Michigan, Ohio, Indiana and Wisconsin. We believe that other telephone equipment manufacturers and related service providers are having similar difficulties with Ameritech. We have installed and continue to install working systems in these states; however, we can experience 120-150 day delays by Ameritech in the installation of requested network interfaces throughout this territory. Although the delays have not had a material adverse effect on our business, we are exploring ways to improve our relationship with Ameritech so that completion of projects for our customers are not unduly delayed. There can be no assurance that we will be successful in these endeavors.


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

                                                  Bid Prices
                                             ------------------
                                             High           Low
                                             ----           ---
Fiscal 1997
-----------
Quarter ended September 30, 1996           $ 16.00        $ 12.00
Quarter ended December 31, 1996              12.50           6.50
Quarter ended March 31, 1997                  8.25           4.00
Quarter ended June 30, 1997                   5.12           3.37

Fiscal 1998
-----------
Quarter ended September 30, 1997           $  5.25        $  3.50
Quarter ended December 31, 1997               4.63           2.25
Quarter ended March 31, 1998                  3.56           1.00
Quarter ended June 30, 1998                   2.88           2.06


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

RECENT SALES OF UNREGISTERED SECURITIES

            In April 1998, Telident entered into a securities purchase agreement with FAMCO III, Limited Liability Company and Special Situations Private Equity Fund, L.P., pursuant to which FAMCO and Special Situations each purchased 200,000 shares of Series III Convertible Preferred Stock and warrants to purchase 200,000 shares of common stock. Family Financial Strategies, Inc. is the manager of FAMCO. John Wunsch, Greg Nelson and Diane Neimann are the sole officers and directors of Family Financial Strategies. Mr. Wunsch has also been a director of Telident since July 1997. MG Advisers, L.L.C. acts as general partner of and investment adviser to Special Situations. Austin W. Marxe and David Greenhouse are the sole members of MG Advisers.

            The 400,000 outstanding shares of Series III Convertible Preferred Stock are convertible at a floating rate which depends on the 10-day average closing bid price of the common stock at the time of conversion. The following conversion formula applies to the outstanding shares of Series III Convertible Preferred Stock:

                                        $2.50
                -----------------------------------------------------
                The lesser of (i) $2.50 or (ii) if the 10-day average
                    closing bid price of the common stock is less
                      than $2.50, then 80% of such average price

            Based on a 10-day average closing price of $1.86 per share for the period ending August 31, 1998, the holders of Series III Convertible Preferred Stock were entitled to convert each preferred share into approximately 1.68 common shares.

            Due to the above conversion formula, the actual number of shares issuable upon conversion of the outstanding Series III Convertible Preferred Stock is subject to adjustment, depending on factors that cannot be predicted at this time, such as the future market price of the common stock. The Series III Convertible Preferred Stock also contains antidilution rights which provide that the number of shares issuable upon conversion will be increased if Telident issues new securities at a price less than $2.50 per share.

            Holders of outstanding preferred stock are entitled to dividends if dividends are paid on the common stock. If dividends are paid on the common stock, a comparable dividend (in cash or common shares) must be paid on the preferred stock. In addition, holders of Series III Convertible Preferred Stock are also entitled to dividends if dividends are paid on the Series I Convertible Preferred Stock. As of December 31, 1998, no cumulative dividends were outstanding on any series of Telident's preferred stock.

            In connection with their purchase of Series III Convertible Preferred Stock, FAMCO and Special Situations each received warrants to purchase 200,000 shares of common stock. Such warrants are exercisable at $3.125 per share and they terminate in April 2000. These warrants also contain antidilution rights which provide that the number of shares issuable upon exercise will be increased if Telident issues new securities at a price less than $2.50 per share. Telident may call the warrants if the bid price of the common stock equals or exceeds $4.375 per share for at least 10 consecutive trading days immediately before the call. Telident may not call the warrants during any period in which the registration of the shares underlying the warrants is not effective.

            Under our stock purchase agreements with FAMCO and Special Situations, we agreed to register (a) their shares of common stock, (b) shares to be issued to them upon the conversion of their preferred stock, and (c) shares to be issued to them upon the exercise of their warrants. We also agreed to use our best efforts to keep the registration statement effective for three years, until they no longer hold or have the right to acquire the shares, or until all of their shares may be sold pursuant to SEC rules without volume restrictions, whichever comes first.

            The Company believes the transaction was exempt pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 under Regulation D.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

            The Company was incorporated in July 1983 and currently designs, manufactures and markets proprietary hardware and software systems which provide the exact location of a 911 telephone call to the emergency dispatcher at the public safety answering point who receives the call. From inception to June 30, 1998, the Company incurred losses from operations because product sales have not covered expenses.

            In fiscal 1997, the Company's Board developed and implemented a restructuring plan addressing both the business and organizational elements required to ensure operational effectiveness and negotiated several agreements to strengthen the balance sheet, provide liquidity and improve cash flow:

            * The Company wrote off specific inventory items with a value of $130,245 that were not used in the production process, wrote off inventory relating to the discontinued Cantus line of $35,000, and set up a $75,000 reserve for specifically identified items that would not be used in the future.

            * As a result of the Company's decision to discontinue the production and sale of its Cantus products, the Company expensed the remaining net book value of goodwill associated with the fiscal 1995 acquisition of Cantus Corporation, $268,076.

            * To decrease future expenses, the Company reduced the number of employees by 45%. The 13 former employees received severance packages totaling $60,515 in fiscal 1997. The reduction in the number of employees resulted in the Company having excess office and warehouse space under noncancelable leases with a term of one year. The Company expensed $39,600 relating to these leases in fiscal 1997, of which $9,900 was paid in fiscal 1997 and the remaining $29,700 was paid in 1998. The Company subsequently vacated such space when the leases expired. The Company also paid $23,328 in fiscal 1997 for professional services in connection with the above events.

            * During the fourth quarter, substantially all ($835,500 of $993,000) subordinated convertible debentures holders converted their debt and related accrued interest into Telident common stock. As an incentive to cause the debenture holders to convert, the Company temporarily reduced the conversion price from $15.84 to $4.50 per share and issued warrants to purchase 97,475 shares of common stock at $5.64 per share. The warrants will expire on June 30, 1999, and may be called any time after the market value of the Company's common stock exceeds $7.88 per share for 10 days. The Company recorded a noncash debt conversion expense of $679,797 during fiscal 1997 relating to the induced conversion.

            The Company received gross proceeds of $1,250,000 and $1,000,000 from the sale of convertible preferred stock and warrants in the first quarter of fiscal year 1998 and 1999, respectively. The proceeds from the private placements were used to increase the Company's liquidity and to meet the Nasdaq SmallCap Market's requirements for continued listing. At the time of issuance, the convertible preferred stock contained beneficial conversion features which increased the net loss applicable to common shareholders or decreased the net income applicable to common shareholders. The value of the beneficial conversion feature relating to the sale of convertible preferred stock in fiscal year 1998, $312,500, increased the net loss applicable to common shareholders by $0.16 per share for the year ended June 30, 1998. The value of the beneficial conversion feature relating to the sale of convertible preferred stock in fiscal year 1999 will increase the net loss applicable to common shareholders or decrease the net income applicable to common shareholders by $250,000 in the first quarter of fiscal 1999. The convertible preferred stock sold in July 1997 was converted into 1,052,189 shares of common stock in April 1998.

            Based on projected revenue and expenses, the Company believes the $1,000,000 equity transaction in fiscal year 1999, together with cash from operations, will be adequate to fund the Company's working capital requirements through June 30, 1999.


RESULTS OF OPERATIONS

            The following table presents the statement of operations data as a percentage of net sales for the fiscal years ended June 30, 1998, 1997 and 1996.

                                                                  PERCENTAGE INCREASE
                                                                      (DECREASE)
                                         FISCAL YEAR             ----------------------
                                         -----------               1998          1997
                                1998        1997        1996     OVER 1997    OVER 1996
                               -----------------------------     ----------------------
Net sales                      100.0%      100.0%      100.0%       29.3%      (28.5)%
Cost of sales                   31.1        32.6        32.2        23.5       (27.9)
Inventory revaluation             --        13.7          --      (100.0)        N/A
                              -------    --------    --------
  Gross profit                  68.9        53.7        67.8        65.8       (43.3)

Sales and marketing             33.8        71.2        39.8       (38.7)       27.9
Research and development        25.1        58.6        41.4       (44.5)        1.3
General and administrative      35.3        67.8        41.6       (32.7)       16.3
Restructuring charges             --        22.3          --      (100.0)        N/A
                              -------    --------    --------
Total operating expenses        94.2       219.9       122.8       (44.6)       28.0
                              -------    --------    --------
   Operating loss              (25.3)     (166.2)      (55.0)       80.3       115.8

Interest expense, net            1.2        10.4        15.4       (85.0)      (51.6)
Debt conversion expense           --        38.8         2.6      (100.0)      973.4
                              -------    --------    --------
Net loss                       (26.5)%    (215.4)%     (73.0)%      84.1       110.8
                              =======    ========    ========

FISCAL 1998 COMPARED TO FISCAL 1997

            Net sales in fiscal 1998 increased 29.3% to $2,269,000 compared to $1,754,451 in 1997. This growth was attributed to the Company's new sales and marketing strategies to promote its hardware and software in bundled packages and to sell through direct marketing. PBX 911 solutions, including hardware and software packages, accounted for 97% of sales in 1998 compared to 88% in 1997. The Company's other products, including maintenance revenues attributable to discontinued Cantus products, the ANI Control System ("ACS") and the Network Control System ("NCS"), collectively accounted for 3% of sales in 1998 compared to 12% of sales in 1997. At June 30, 1998, the Company had a backlog of orders of approximately $675,000.


            Gross margin percentage increased to 68.9% of revenue in 1998 from 53.7% of revenue in 1997. The primary reasons for the increase were the higher cost of goods sold including the inventory revaluation of $240,245 in 1997 and an increase in software sales, improved operating efficiencies, better control over service costs, and increased sales volumes in software related products in 1998. The 1997 inventory revaluation consisted of $130,245 for specific inventory that was not used in the production process, $35,000 for inventory relating to the discontinued Cantus line, and the recording of a $75,000 reserve for specifically identified items that would not be used in the future.


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

            * Research and development expenses decreased 44.5% to $570,795 in 1998 compared to $1,028,464 in the 1997 period. In 1998, the Company reduced its operations personnel and use of consultants. Furthermore, research and development spending was limited on projects with fiscal year 1998 and early fiscal year 1999 sales potential.

            * General and administrative expenses decreased 32.7% to $800,716 in 1998 compared $1,189,581 in the 1997 period. These decreases were due to reduced general and administrative personnel, fewer outside professional services, and lower rent.


            * Restructuring charges of $391,519 were recorded in the third quarter of fiscal 1997 as a result of the Company's decision to discontinue the production and sale of its Cantus products and decrease the number of employees to reduce expenses. The Company expensed the remaining net book value of goodwill associated with the fiscal 1995 acquisition of Cantus Corporation, $268,076, and reduced the number of employees by 45%. The 13 former employees received severance packages totaling $60,515 in 1997. The reduction in the number of employees resulted in the Company having excess office and warehouse space under noncancelable leases with a term of one year. The Company expenses $39,600 relating to these leases in fiscal 1997, of which $9,900 was paid in fiscal 1997 and the remaining $29,700 was paid in 1998. The Company also paid $23,328 in fiscal 1997 for professional services in connection with the above events.


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


            During fiscal 1997, the Company recorded a noncash debt conversion expense of $679,797 when holders with principal balances and accrued interest of $835,000 and $41,775, respectively, elected to convert their debt and accrued interest into 194,500 shares of common stock. The Company temporarily reduced the conversion price of the convertible subordinated debentures from $15.84 to $4.50 per share and agreed to issue a warrant to purchase one half share of common stock at $5.64 per share for each share of common stock received upon conversion. The Company decided to offer this incentive to improve its balance sheet and reduce future cash flow requirements relating the repayment of the convertible subordinated debentures and accrued interest. Substantially all ($835,000 of $993,000) subordinated convertible debentures holders elected to converted their debt and related accrued interest into 194,950 shares of common stock. In connection with the conversion, the Company issued warrants to purchase 97,475 shares of common stock at $5.64 per share. The warrants will expire on June 30, 1999, and may be called any time after the market value of the Company's common stock exceeds $7.88 per share for 10 days.

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

CAUSE AND EFFECTS OF RECENT RESTRUCTURING

            Telident has historically incurred losses from operations because the Company has not sold enough products to cover expenses. By the third quarter of fiscal 1997, the Company had incurred cumulative losses of $11.7 million. Therefore, a restructuring of the Company was initiated in the third quarter of fiscal 1997 with a plan to address the business and organizational elements required to ensure effective management, sales growth, operational effectiveness and financial controls. The reorganization was substantially completed by the end of fiscal 1997. All restructuring charges were declared in the third quarter and fourth quarter of fiscal 1997. Any additional costs related to personnel changes or financings were charged to earnings in the period in which the action took place. During fiscal 1998 additional personnel changes were required to meet the needs of the business and new equity financing was arranged. By the fourth quarter of fiscal 1998, although the accumulated deficit had grown to $13.7 million, the Company was recording sufficient increases in revenue and decreases in operating expenses to produce quarterly profits. There are no further restructuring actions nor any restructuring charges planned at this time. Significant events are outlined below.

            * The organizational changes began with the appointment of a new President and Chief Executive Officer on April 1, 1997. Coincident with this appointment a 35% staff reduction was implemented, obsolete software assets were written down, and reserves for slow moving and obsolete inventory were increased to reflect the appropriate value of the inventory. Operating expense control and cash management measures were instituted.

            * A transition to a more effective and cost efficient telephone sales and sales support strategy began in fourth quarter of fiscal 1997 with the elimination of two field sales offices and personnel. This transition was completed in the third quarter of fiscal 1998 when the remaining three offices and field sales personnel were eliminated and all selling activities converted to independent distributors and inside telephone sales personnel.

            * Conversion to equity of substantially all ($835,500 of $993,000) of the Company's subordinated convertible debt took place in fiscal 1997, at which time the Company recorded a one time debt conversion expense of $679,797. The remaining $157,500 balance of the debt was paid in July 1997 and July 1998.

            * Telident raised $1.25 million new equity in the first quarter of fiscal 1998 and $1.0 million new equity in the first quarter of fiscal 1999. This equity was used for normal working capital requirements and to meet Nasdaq minimum tangible net asset listing requirements.

            * Changes in the Company's product offering to increase the software and services content began in fiscal 1998 with the introduction of new database management software and improvements to the existing on-site notification software. The Company was able to increase the software content in its "total 911 solutions" packages and therefore maintain the Company's traditionally high margins (approximately 70%) notwithstanding increased distributor sales. Furthermore, selected services were redefined and repriced throughout fiscal 1998 to improve profit margins.

Telident's actions have created a structure that is appropriate for its sales projections based on current business opportunities. New sales growth, coupled with the operational efficiencies and cost controls put in place, positioned the Company for profitability. The impact of these actions were seen beginning in the fourth quarter of fiscal 1998 with continuing improvement into fiscal 1999.

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

            Risks of Year 2000 Issues. We recognize that issues related to Year 2000 constitute a material known uncertainty. We also recognize the importance of ensuring that Year 2000 issues will not adversely affect our operations. We believe that the processes described above will be effective to manage the risks associated with the problem. However, there can be no assurance that the processes can be completed on the timetable described above or that remediation will be fully effective. The failure to identify and remediate Year 2000 issues, or the failure of customers, key vendors or other critical third parties who do business with us to timely remediate their Year 2000 issues could cause system failures or errors, business interruptions and, in a worst case scenario, the inability to engage in normal business practices for an unknown length of time. Our business, operating results, financial condition and cash flows could be materially adversely affected. At this time, however, Telident does not possess information necessary to estimate the overall potential financial impact of Year 2000 compliance issues. Specific risks we face with regard to Year 2000 issues include the following:

            1. Decreased Sales. Although we have tested and believe that our current products are Year 2000 compliant, we believe that the purchasing patterns of customers and potential customers may be affected as they direct a significant portion of their scarce information technology resources to complete their Year 2000 compliance programs. These expenditures may result in reduced funds available to purchase 911 hardware and software products such as ours. This could result in a material adverse effect on our business, operating results, financial condition and cash flows.

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

            3. Disruption of Supply Materials. Several months ago, we began an ongoing process of surveying our vendors with regard to their Year 2000 readiness and we are now in the process of assessing and cataloging the first responses to the survey. We are hopeful of receiving adequate responses from critical vendors and many non-critical vendors by the second calendar quarter of 1999. We presently expect to work with vendors that show a need for assistance or that provide inadequate responses, and in many cases expect that survey results will be refined significantly by such work. Where ultimate survey results show that the need arises, we will arrange for back-up vendors before the change-over date.

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

            If key parts suppliers or contract manufacturers do not achieve Year 2000 compliance in a timely manner, or at all, we believe that we have identified alternative sources that will meet our business or operations requirements. Additionally, we plan to create sufficient reserves of finished goods inventory, such that any delay in changing vendors will have a minimal effect on our business, operating results, financial condition and cash flows.


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

ITEM 7.        FINANCIAL STATEMENTS

            The following financial statements of the Company are included herein:

            Independent Auditors' Report
            Balance Sheets - June 30, 1998 and 1997
            Statements of Operations - Years Ended June 30, 1998 and 1997 Statements of Shareholders' Equity - Years Ended June 30, 1998
            and 1997
            Statements of Cash Flows - Years Ended June 30, 1998 and 1997 Notes to Financial Statements - Years Ended June 30, 1998 and 1997

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

            In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



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

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY (Note 4):
   Preferred stock, $.08 par value, 2,500,000 and 625,000 shares authorized, respectively
         Series I, Class A, cumulative dividend at an annual rate of the prime rate plus 1%, convertible into common stock
            at the rate of one common share for each preferred
            share, 37,500 shares outstanding at both dates                     3,000            3,000
   Common stock, $.08 par value, 10,000,000 and 2,500,000
      shares authorized, 2,786,735 and 1,737,131 shares
      outstanding, respectively                                              222,933          138,971
   Additional paid-in capital                                             14,612,497       13,517,626
   Accumulated deficit                                                   (13,662,501)     (13,061,386)
                                                                        ------------     ------------
      Total shareholders' equity                                           1,175,929          598,211
                                                                        ------------     ------------
                                                                        $  1,711,789     $  1,316,981
                                                                        ============     ============

SEE NOTES TO FINANCIAL STATEMENTS.

                                 TELIDENT, INC.

                            STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED JUNE 30,
                                                           -------------------------------
                                                                 1998            1997
                                                           -------------------------------
NET SALES                                                    $ 2,269,000     $ 1,754,451
COST OF SALES                                                    705,088         571,062
INVENTORY REVALUATION                                                 --         240,245
                                                             -----------     -----------
      Gross profit                                             1,563,912         943,144
OPERATING EXPENSES:
   Sales and marketing                                           766,080       1,248,736
   Research and development                                      570,795       1,028,464
   General and administrative                                    800,716       1,189,581
   Restructuring charges                                              --         391,519
                                                             -----------     -----------
      Total operating expenses                                 2,137,591       3,858,300
                                                             -----------     -----------
      Loss from operations                                      (573,679)     (2,915,156)

INTEREST INCOME                                                   30,220          36,377
DEBT CONVERSION EXPENSE (Note 2)                                      --        (679,797)
INTEREST EXPENSE                                                 (57,656)       (219,659)
                                                             -----------     -----------
NET LOSS                                                        (601,115)     (3,778,235)
PREFERRED STOCK DIVIDENDS, INCLUDING $449,800 and $14,450
   OF CUMULATIVE DIVIDENDS, RESPECTIVELY                        (449,800)        (62,640)
                                                             -----------     -----------
NET LOSS APPLICABLE TO COMMON STOCK                          $(1,050,915)    $(3,840,875)
                                                             ===========     ===========
NET LOSS PER COMMON SHARE - BASIC AND DILUTED                $      (.54)    $     (2.56)
                                                             ===========     ===========
WEIGHTED AVERAGE COMMON SHARES ASSUMED
   OUTSTANDING - BASIC AND DILUTED                             1,952,520       1,502,266
                                                             ===========     ===========


                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                  NUMBER OF                  NUMBER OF
                                                  PREFERRED    AMOUNT OF      COMMON      AMOUNT OF     ADDITIONAL
                                                   SHARES      PREFERRED      SHARES        COMMON        PAID-IN      ACCUMULATED
                                                   ISSUED        STOCK        ISSUED         STOCK        CAPITAL        DEFICIT
                                                  ---------   ------------   ---------   ------------   ------------   ------------
BALANCE, June 30, 1996                               46,875   $      3,750   1,225,777   $     98,062   $  9,025,640   $ (9,283,151)
Common stock issued to directors for services            --             --       1,890            152         20,848             --
Common stock issued in public offering net of
   offering expenses of $532,077                         --             --     287,500         23,000      2,894,923             --
Common stock issued for conversion of debentures
  and related interest                                   --             --     194,950         15,596      1,541,476             --
Common stock issued for conversion of bridge
  financing                                              --             --      23,889          1,911        227,429             --
Exercise of options                                      --             --       3,125            250          4,750             --
Preferred stock redemptions                          (9,375)          (750)         --             --       (149,250)            --
Preferred stock dividends                                --             --          --             --        (48,190)            --
Net loss                                                 --             --          --             --             --     (3,778,235)
                                                  ---------   ------------   ---------   ------------   ------------   ------------
BALANCE, June 30, 1997                               37,500          3,000   1,737,131        138,971     13,517,626    (13,061,386)
Preferred stock issued in private placement,
  net of offering expenses of $56,373               277,778         22,222          --             --      1,171,405             --
Common stock offset against note receivable              --             --      (2,585)          (207)       (11,428)            --
Conversion of preferred stock to common stock,
  net of expenses of $3,022                        (277,778)       (22,222)  1,052,189         84,175        (64,975)            --
Repurchase of fractional shares                          --             --         (78)            (6)          (131)            --
Net loss                                                 --             --          --             --             --       (601,115)
                                                  ---------   ------------   ---------   ------------   ------------   ------------
BALANCE, June 30, 1998                               37,500   $      3,000   2,786,657   $    222,933   $ 14,612,497   $(13,662,501)
                                                  =========   ============   =========   ============   ============   ============

SEE NOTES TO FINANCIAL STATEMENTS.

                                 TELIDENT, INC.

                            STATEMENTS OF CASH FLOWS

                                                                         YEARS ENDED JUNE 30,
                                                                    ---------------------------
                                                                         1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $  (601,115)    $(3,778,235)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization expense                             144,118         249,622
      Common stock issued for services                                       --          21,000
      Common stock issued for interest                                       --          41,775
      Inventory reserve and revaluation                                      --         315,245
      Noncash restructuring charges                                          --         307,676
      Debt conversion expense                                                --         679,797
      Changes in assets and liabilities:
         Trade accounts receivable                                      (76,845)        393,247
         Inventories                                                    144,798        (172,665)
         Other assets                                                   (35,463)         12,903
         Trade accounts payable                                        (131,615)         41,178
         Accrued expenses and deferred revenue                           16,122        (137,049)
                                                                    -----------     -----------
            Net cash used in operating activities                      (540,000)     (2,025,506)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments of patent and capitalized software costs                   (240,761)        (41,674)
   Purchases of furniture and office equipment                          (21,798)        (49,112)
                                                                    -----------     -----------
            Net cash used in investing activities                      (262,559)        (90,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments on notes payable                                         (6,445)     (1,049,572)
   Payments of long-term debt                                          (144,908)        (76,165)
   Preferred stock redemption                                                --        (150,000)
   Preferred stock dividends                                                 --         (48,190)
   Proceeds from issuance of preferred stock                          1,193,627              --
   Payment of costs relating to conversion of preferred stock to
       common stock                                                      (3,022)             --
   Repurchase of fractional shares of common stock                         (137)             --
   Proceeds from issuance of common stock                                    --       3,013,884
                                                                    -----------     -----------
            Net cash provided by financing activities                 1,039,115       1,689,957
                                                                    -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                          236,556        (426,335)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           22,319         448,654
                                                                    -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $   258,875     $    22,319
                                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Interest paid                                       $    58,031     $   183,282
                                                                    ===========     ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
   Long-term debt incurred for office equipment                     $    17,186     $    38,119
   Long-term debt incurred for other assets                              66,750              --
   Common stock offered against note receivable                          11,635              --
   Conversion of notes payable to common stock                               --       1,064,840

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

INVENTORIES

            Inventories are stated at the lower of cost (first in, first out method), or market, and consisted of the following:

                                               JUNE 30,
                                     ---------------------------
                                         1998            1997
                                         ----            ----
            Raw materials             $ 325,804       $ 416,735
            Work in progress              1,876             336
            Finished goods               48,028         103,435
            Reserve for inventory
               obsolescence             (90,000)        (90,000)
                                      ---------       ---------
                                      $ 285,708       $ 430,506
                                      =========       =========

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

INTANGIBLE ASSETS

            Intangible assets consisted of the following:

                                   June 30, 1998                               June 30, 1997
                     ----------------------------------------     ----------------------------------------
                                     Purchased                                    Purchased
                                     Software                                     Software
                      Patents       Development      Total         Patents       Development       Total
                     ----------     ----------     ----------     ----------     ----------     ----------
Cost                 $  110,742     $  338,316     $  449,058     $  110,742     $   97,555     $  208,297
Less accumulated
 amortization            94,468         64,918        159,386         76,468         32,400        108,868
                     ----------     ----------     ----------     ----------     ----------     ----------
                     $   16,274     $  273,398     $  289,672     $   34,274     $   65,155     $   99,429
                     ==========     ==========     ==========     ==========     ==========     ==========

            Patents are being amortized over their estimated lives of five years using the straight line method.

            Purchased software development costs are expensed until the point that technological feasibility and proven marketability of the product are established. Development of the software after such point will result in capitalized software costs which are amortized over their estimated life of three years using the straight line method. Amortization expense was $32,518 and $32,400 during the years ended June 30 1998 and 1997, respectively.

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

LONG-TERM DEBT

            Long-term debt at June 30 consisted of the following:

                                                    1998          1997
                                                    ----          ----
            Debentures                           $  50,000    $ 157,500
            Note payable                            48,371           --
            Capital lease obligations (see
               Note 3)                              34,973       36,816
                                                 ---------    ---------
                                                   133,344      194,316
            Less current maturities                101,519       85,913
                                                 ---------    ---------
                                                 $  31,825    $ 108,403
                                                 =========    =========

            At June 30, 1998, principal payments on the debentures, note payable, and capital lease obligations in the fiscal years ending June 30 are as follows:

            1999                 $ 101,519
            2000                    28,330
            2001                     3,495
                                 ---------
                                 $ 133,344
                                 =========

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

NOTE 3:     COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

            The Company leases its office space under an operating lease. The Company also leases certain office equipment under a capital lease agreement. The following is a schedule of the minimum rental payments under the leases for the years ending June 30:

                                                    CAPITAL      OPERATING
                                                     LEASE         LEASE
                                                     -----         -----
              1999                                 $ 21,305      $  98,400
              2000                                   14,172         24,600
              2001                                    3,517             --
                                                   --------      ---------
              Total minimum lease payments           38,994      $ 123,000
              Less amount representing                           =========
                 interest                             4,021
                                                   --------
              Present value of net minimum
                 payments                            34,973
              Less current portion of capital
                 lease                               17,948
                                                   --------
              Long-term portion of capital
                 lease                             $ 17,025
                                                   ========

            Rent expense incurred was $97,008 and $139,407 during the years ended June 30, 1998 and 1997, respectively.

            Furniture and office equipment includes $63,306 and $46,120 of leased office equipment at June 30, 1998 and 1997, respectively. Related accumulated amortization aggregated $46,850 and $4,483 at June 30, 1998, and 1997, respectively.

CONTINGENCIES

            The Company is involved in various legal proceedings arising in the normal course of business. Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation will not have a material adverse effect on the financial condition or results of operations of the Company.

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

WARRANTS

            The Company has issued warrants to directors and selling agents, and in connection with the issuances of debt and equity. The Company estimates the value of warrants on the issuance date and, as applicable, on each reporting date. The value of warrants issued in connection with service agreements is expensed over the vesting period or as the services are performed. The value of warrants issued in connection with debt offerings increases additional paid-in capital and original issue discount. A summary of the Company's outstanding common stock warrants follows:

                                                        NUMBER OF
                                                         SHARES      WEIGHTED
                                                        OF COMMON  AVERAGE PRICE
                                                          STOCK      PER SHARE
                                                        ---------  -------------
            Outstanding at June 30, 1996                  95,168     $ 12.85
            Warrants issued - public offering             28,750       14.40
            Warrants issued - debenture conversion        97,475        5.64
                                                        --------
            Outstanding at June 30, 1997                 221,393        9.88
            Warrants issued - directors                  112,500        1.56
            Warrants issued - equity private placement   364,907        4.83
            Warrants expired                             (13,893)      16.00
                                                        --------
            Outstanding at June 30, 1998                 684,907     $  5.70
                                                        ========     =======
            Exercisable at June 30, 1998                 572,407     $  6.51
                                                        ========     =======

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

            A summary of the status of the Company's stock options are presented below:

                                                  1998                              1997
                                       ---------------------------   -----------------------------
                                                      Weighted                        Weighted
                                                  Average Exercise                Average Exercise
                                        Shares         Price          Shares           Price
                                        ------         -----          ------           -----
Outstanding at beginning of year        94,058       $   8.16        102,676         $  12.72
Granted                                 51,832           3.91         70,750             6.44
Exercised                                   --             --         (3,125)            4.00
Terminated                             (55,371)         10.31        (76,243)           13.52
                                       -------                       -------
Outstanding at end of year              90,519       $   4.33         94,058         $   8.16
                                       =======       ========        =======         ========
Options exercisable at year end          9,262       $   5.75         13,144         $  12.72
                                       =======       ========        =======         ========
Options available for future grants     37,081                        33,543
                                       =======                       =======

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

                                                                           1998             1997
                                                                           ----             ----
       Net loss applicable to common stock, as reported              $ (1,050,915)     $ (3,840,875)
       Net loss applicable to common stock, pro forma                  (1,095,636)       (3,903,929)

       Net loss per common share, basic and diluted, as reported     $       (.54)     $      (2.56)
       Net loss per common share, basic and diluted, pro forma               (.56)            (2.60)

            The fair value of each option grant for the pro forma disclosure required by SFAS 123 is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

                                                   1998           1997
                                                   ----           ----
       Dividend yield                            None           None
       Expected volatility                       79.03%         77.32%
       Expected life of option                   7 years        7 years
       Risk-free interest rate                   6.11%          6.76%
       Fair value of options on grant date       $2.65          $5.02

            The following table summarizes information about stock options at June 30, 1998:

                               OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                  -----------------------------------------------   -----------------------------
                                Weighted Average
                                    Remaining        Weighted                         Weighted
   Range of          Number     Contractual Life      Average         Number          Average
Exercise Prices   Outstanding       (Years)        Exercise Price   Exercisable    Exercise Price
---------------   -----------       -------        --------------   -----------    --------------
$1.56 - $2.00         2,251          6.53             $  1.83             --          $    --
 2.50 -  3.13        13,005          6.78                2.51             --               --
 4.00 -  5.37        71,577          6.02                4.44          7,075             4.34
 8.00 - 19.00         3,686          3.58               10.15          2,187            10.32
                     ------                                           ------
                     90,519          6.05             $  4.33          9,262          $  5.75
                     ======        ======             =======         ======          =======

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

            A reconciliation between taxes computed at the expected federal income tax rate and the effective tax rate for the years ended June 30, is as follows:

                                                          1998           1997
                                                          ----           ----
            Tax benefit computed at statutory rates    $(210,000)   $(1,322,000)
            State taxes, net of federal effect           (39,000)      (244,000)
            Debt conversion costs                             --        275,000
            Change in valuation allowance                226,000      1,225,000
            Other                                         23,000         66,000
                                                       ---------    -----------
                                                       $      --    $        --
                                                       =========    ===========

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

            EXPIRATION DATES        NET OPERATING LOSS     TAX CREDIT
            ----------------        ------------------   ------------
            1999-2005                $   1,049,500       $     26,800
            2006                         1,065,000             37,000
            2007                           954,500             35,000
            2008                         1,629,500             46,000
            2009                         1,623,800             47,000
            2010                           900,000             25,000
            2011                         1,497,000             92,000
            2012                         2,630,000                 --
            2013                           660,000                 --
                                     -------------       ------------
                                     $  12,009,300       $    308,800
                                     =============       ============

            The tax effect of the temporary differences, tax carryforwards, and valuation allowances at June 30, is as follows:

                                                     1998             1997
                                                     ----             ----
Deferred tax assets
   Loss and credit carryforwards               $   5,029,000     $  4,762,000
   Intangible assets                                 136,000          149,000
   Other                                              96,000          114,000
                                               -------------     ------------
                                                   5,261,000        5,025,000
Valuation allowance for deferred tax assets       (5,261,000)      (5,025,000)
                                               -------------     ------------
                                               $         --      $         --
                                               =============     ============

NOTE 7:     SUBSEQUENT EVENT

            In April 1998, the Company entered into an agreement to issue 400,000 shares of Series III Convertible Preferred Stock with two institutional investors in exchange for $1,000,000. Each share of the Series III Convertible Preferred Stock is convertible at the option of the holder into common stock. Upon any such conversion, each share of Series III Preferred Stock shall be converted into a number of fully paid and nonassessable shares (calculated as to each conversion to the nearest 1/100th of a share) of common stock of the Company equal to the quotient of (x) the Per Share Purchase Price (appropriately adjusted to reflect stock splits, stock dividends, reorganizations, consolidations and similar changes hereafter effected) of such share of Series III Preferred Stock, divided by (y) the lesser of (i) the Conversion Price (as defined) and (ii) 80% of the average of the closing bid price for the shares of common stock on the ten (10) trading days prior to the date that the Company receives written notice of conversion from a holder of such Series III Preferred Stock. The value of the beneficial conversion feature, $250,000, will be recorded as a deemed preferred stock dividend on the date of issuance. These investors also received in the aggregate warrants to purchase 400,000 shares of common stock. The warrants are exercisable at $3.125 per share and will expire two years from the closing date of this transaction. The proceeds from the sale were released into an escrow account during April 1998. The investors have certain registration rights. The funds were released to the Company and the shares were released to the investors in August 1998 upon the Company's certification to the investors that it complied with all the requirements of the Nasdaq SmallCap Market. The Company believes the transaction was exempt pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 under Regulation
D. The Investors were Family Financial Strategies (FAMCO) and Special
Situations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table provides information with respect to the Company's directors and executive officers as of December 31, 1998. Each executive officer has been appointed to serve until his successor is duly appointed by the Board of Directors or his earlier removal or resignation from office. Each director has been elected to serve a one-year term expiring in 1999 and until his successor has been duly elected and qualified. There are no family relationships between any director or executive officer.

Name                      Age    Principal Occupation               Position with Telident    Director Since
----                      ---    --------------------               ----------------------    --------------
Mark W. Sheffert           51    President of Manchester            Chairman, Director            1990
                                 Companies, Inc.

W. Edward McConaghay       49    President and Chief Executive      President and Chief           1997
                                 Officer of the Company             Executive Officer,
                                                                    Director

Scott R. Anderson(1)       58    President and Chief Executive      Director                      1995
                                 Officer of North Memorial
                                 Health Center

Willis K. Drake(1)         75    Private Investor                   Director                      1988

David F. Durenberger(2)    64    Vice President of Public Policy    Director                      1996
                                 Partners

Mack V. Traynor(2)         40    President of Manitou               Director                      1998
                                 Investments, Inc.

John D. Wunsch(1)          50    President and Chief Executive      Director                      1997
                                 Officer of Family Financial
                                 Strategies, Inc.

-------------------

(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.

         MARK W. SHEFFERT has been Chairman of the Board of Directors of the Company since May 1994. Mr. Sheffert has been a member of the Board of Directors since 1990. He is President of Manchester Companies, Inc., a private investment and management consulting firm formed in 1993. From 1990 to 1993, he served as managing partner of Sheffert & Wein, Inc., a management consulting firm. From September 1982 to October 1989, Mr. Sheffert served in various executive positions with First Bank System, Minneapolis, Minnesota, including Chairman and CEO, First Trust Company, FBS Mortgage Company, FBS Card Services, Inc., and FBS Insurance. Mr. Sheffert currently is serving on the board of directors of Combined Financial Group, Inc., Fourth Shift, Inc., LifeRate Systems, Inc. and Medical Graphics Corporation.

         W. EDWARD MCCONAGHAY has been the President, Chief Executive Officer and a member of the Board of Directors of the Company since April 1997. He was President and Chief Executive Officer of Digital Technics, a telecommunications firm, from 1996 to 1997. During 1995, he was a principal in Key Indicators, a consulting firm specializing in new product and market development for information and technology based businesses. He was Senior Vice President of Sales and Marketing for Deluxe Corporation, a Minnesota check and business forms printing company, from December 1993 to January 1995. From 1983 to 1993, he served in various executive positions at Northern Telecom, Ltd. Mr. McConaghay currently serves on the board of directors of Medical Graphics Corporation.

         SCOTT R. ANDERSON joined the Board of Directors in July 1995. Mr. Anderson is President and Chief Executive Officer of North Memorial Health Care in Robbinsdale, Minnesota. He has been associated with North Memorial since August 1964, serving 17 years as Executive Vice President, and since 1981 in the position of President and Chief Executive Officer. During his career he has served as a member of many committees and boards, both locally and nationally, and has served as chairman of the board of the following organizations:
Metropolitan Healthcare Council (Council of Hospital Corporations), Health Employers, Inc., Healthcare Education and Research Foundation and Medical Alley. He currently serves as a director of EMPI, Inc.

         WILLIS K. DRAKE has been a member of the Board of Director since 1988. Mr Drake has been a private investor over the last nine years. He served as Chairman of the Board of Directors of Telident from 1989 to August 1993. Mr. Drake spent the early years of his career with Univac in a sales and marketing capacity. He later became a founder of Control Data Corporation. In 1969, he became founder, Chairman and President of Data Card Corporation, a manufacturer of high-performance embossing/encoding equipment for the plastic card industry. When he retired in 1983, Data Card had sales in excess of $100 million. Since his retirement, Mr. Drake has used his entrepreneurial, management, marketing and technical experiences to assist a variety of companies. He serves as a director of Analysts International Corporation, Digi International and Innovex, Inc.

         DAVID F. DURENBERGER has been a member of the Board of Directors since October, 1996. Mr. Durenberger is vice president of health care consultant firm, Public Policy Partners, Durenberger/Foote, and a Senior Fellow, for the University of St. Thomas Graduate School of Business. Prior to that time, he served as a United States Senator for the state of Minnesota from 1978 to 1995. Mr. Durenberger has over 20 years of public service, and while a U.S. Senator, served on several committees including the Finance, Select Intelligence, and Office of Technology committees. In addition he has been the executive director and chaired numerous committees on both a state and national level. In November 1995, Mr. Durenberger plead guilty to misdemeanor charges of falsifying a statement for reimbursement of $425.

         MACK V. TRAYNOR has been a member of the Board of Directors since March, 1998. Mr. Traynor is a private investor and President of Manitou Investments, Inc., a strategic investment and business advisory firm. He served as Chief Executive Officer, Chief Operating Officer, and as a director of Eltrax, a nationwide provider of networking products and managed services from 1995 to 1997. Mr. Traynor was the chief architect for that company's shift in strategy and dramatic growth through acquisition. He continues to serve on the Eltrax board of directors. Prior to Eltrax, Mr. Traynor served as President and Chief Operating Officer of Military Communications Center, Inc. ("MCC"), a company which provided telecommunications services to U.S. Military personnel and which was acquired by WorldCom, Inc. in October 1994. Prior to MCC, Mr. Traynor served in executive positions with US West, most recently as President of US West Enterprises Technologies Division. Mr. Traynor is on the board of directors of HEI, Inc., a contract manufacturing company.

         JOHN D. WUNSCH has been a member of the Board of Directors since July, 1997. Mr. Wunsch has been President and Chief Executive Officer of Family Financial Strategies, Inc., a registered investment advisory firm, since January 1997. Family Financial Strategies, Inc., specializes in services to high net worth families, manages a diversified investment strategy including several equity pools and direct investments in real estate, venture capital, energy and other non-traditional investments throughout the country. From 1990 to January 1997, he served as President of Perrybell Investments, a registered investment advisory firm. Mr. Wunsch is a director of ADC Telecommunications, Inc. and Medical Graphics Corporation.

BOARD MEETINGS AND COMMITTEES

         The Board of Directors held a total of eight meetings during the fiscal year ended June 30, 1998. No director attended fewer than 75% of the total number of meetings of the Board of Directors or committees of the Board of Directors held in fiscal year 1998. The Board of Directors has established Audit and Compensation Committees, both of which consist of only non-employee directors.

         The Audit Committee, which consisted of Messrs. Durenberger, Sagan, and Traynor during fiscal year 1998, held four meetings during that fiscal year. Mr. Wunsch replaced Mr. Sagan as a member of the Audit Committee upon Mr. Sagan's retirement from the Board of Directors in October 1998. This committee makes recommendations to the Board of Directors regarding the selection of independent accountants, reviews the results and scope of audit and other services provided by the Company's independent accountants and reviews and evaluates the Company's audit and control functions.

         The Compensation Committee, which consisted of Messrs. Anderson, Drake and Wunsch during fiscal year 1998, held two meetings during that fiscal year. This committee reviews and recommends to the Board of Directors the compensation guidelines for executive officers and other key employees. This committee also makes recommendations regarding the Company's 1988 Stock Option Plan, administers such plan and makes decisions concerning salaries and incentive compensation for employees and consultants of the Company.

DIRECTOR COMPENSATION

         Directors currently do not receive any cash compensation from the Company for their service as members of the Board of Directors, although members are reimbursed for certain expenses in connection with attendance at Board of Directors and committee meetings. Non-employee directors have received periodic option grants under the Company's 1988 Stock Option Plan and are eligible to receive periodic grants under the 1998 Stock Option Plan.

         On the first day of each quarter during fiscal year 1998, each non-employee director was granted an option to purchase 188 shares of Common Stock at exercise prices ranging from $2.00 to $4.50 as a quarterly retainer. For each Board meeting attended during fiscal year 1998, each non-employee director was granted an option to purchase 125 shares of Common Stock at exercise prices ranging from $1.56 to $5.00 (other than the Chairman of the Board who received an option to purchase 250 shares of Common Stock at exercise prices ranging from $1.56 to $5.00 for each Board meeting attended). Each non-employee director was also granted an option to purchase 63 shares of Common Stock at exercise prices ranging from $2.50 to $5.00 for each Committee meeting personally attended, not to exceed options to purchase 188 shares per committee member for the year. In addition to the quarterly grant given to non-employee directors, the Chairman of the Board also received an option to purchase 250 shares of Common Stock at exercise prices ranging from $2.00 to $5.37 as a monthly retainer.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC and to provide the Company with copies of all such reports. To the Company's knowledge, based solely on its review of copies of reports filed with the SEC during fiscal year 1998, all applicable Section 16(a) filing requirements were satisfied, except that eight reports on Form 5 setting forth the issuances during fiscal year 1998 of options to purchase an aggregate of 40,725 shares of Common Stock by Messrs. Wunsch, Drake, Traynor, Sheffert, Sagan, McConaghay, Anderson and Durenberger were not filed on a timely basis.

ITEM 10.    EXECUTIVE COMPENSATION

         The following table sets forth information with respect to compensation paid by the Company for services rendered to the Company by the President and Chief Executive Officer and the other highest paid executive officer whose annual compensation exceeded $100,000 during fiscal year 1998 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                                              ------------------------------
                                                        ANNUAL
                                                     COMPENSATION                         AWARDS
                                            ------------------------------    ------------------------------
                                                                               SECURITIES       ALL OTHER
                                             FISCAL     SALARY      BONUS      UNDERLYING      COMPENSATION
                                              YEAR        ($)        ($)         OPTIONS            ($)
                                            -------    --------    -------    ------------    --------------
W. Edward McConaghay(1) ..................   1998      165,000         --            --              --
   President and Chief Executive Officer .   1997       41,250         --         5,000              --

Craig A. Lowder(2) .......................   1998       92,727         --            --          23,553(3)
   Vice President of Sales ...............   1997       75,833      9,626        40,500          36,438(4)

--------------------
(1)      Mr. McConaghay's employment commenced on April 1, 1997.
(2) Mr. Lowder's employment commenced on September 1, 1996 and terminated on March 31, 1998.
(3)      Consists of sales incentives.
(4)      Consists of moving expenses.

         The following table sets forth the number and value of the unexercised options held by the Named Executive Officers as of the end of fiscal year 1998. No stock options were granted to or exercised by the Named Executive Officers during fiscal year 1998.

                                  OPTION VALUES

                                                   NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                  UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                                     VALUE          OPTIONS AT FY-END                AT FY-END ($)(1)
                          SHARES    REALIZED   ----------------------------   ----------------------------
NAME                     ACQUIRED     ($)      EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
---------------------    --------   --------   -----------    -------------   -----------    -------------
W. Edward McConaghay        --        --         5,000            20,000           0               0
Craig A. Lowder             --        --           --                --            0               0

---------------------
(1) Value is based on the June 30, 1998 closing price of $2.25 per share of Common Stock as listed on the Nasdaq SmallCap Market less the exercise price for such shares.

REPRICING OF STOCK OPTIONS

         In September 1997, the Board of Directors reviewed the compensation structure in place for its members. Prior to this review, the Company had provided its Board members with cash compensation and stock options for their service. To better align the interests of Board members with the Company's shareholders, it was determined that (i) the Board would not receive cash compensation for attending Board or committee meetings with retroactive effect through fiscal year 1997 and (ii) that all outstanding stock options held by members of the Board, with exercise prices ranging from $4.00 to $20.00, would be canceled and replaced with new options to purchase two-thirds of the shares purchasable pursuant to the canceled options at $4.50 per share. On the date of such repricing, the closing market price of one share of Common Stock was $1.69. The aggregate number of shares of Common Stock purchasable pursuant to the canceled options was 19,663. The aggregate number of shares purchasable pursuant to the new options was 13,115 shares.

EXECUTIVE COMPENSATION PLAN

         The Board of Directors adopted an executive compensation plan for fiscal year 1998, which was based on the Company's performance compared to the operating budget adopted for the year. The plan provided for cash bonuses of up to 50% of base compensation and for stock option awards provided that certain financial objectives were met. No awards were made pursuant to this plan during fiscal year 1998.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the Company regarding beneficial ownership of its Common Stock as of August 31, 1998, by (i) each person who is known to the Company to own beneficially more than five percent of the Company's Common Stock, (ii) each of the Company's directors and nominees for director, (iii) the executive officers named in the "Summary Compensation Table" below, and (iv) all directors and executive officers as a group. Unless otherwise noted, each person identified below has sole voting and investment power with respect to such shares. Except as otherwise noted below, the Company knows of no agreements among its shareholders which relate to voting or investment power with respect to its Common Stock.

                                                                                NUMBER OF      PERCENT
                                                                                 SHARES      BENEFICIALLY
                                                                              BENEFICIALLY       OWNED
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                                        OWNED(1)(2)      (1)(2)
---------------------------------------                                       ------------   ------------
John D. Wunsch(3)...........................................................    1,953,993        53.0%

FAMCO III, Limited Liability Company(4).....................................    1,953,117        53.0%
    Interchange Tower, Suite 850
    600 S. Highway 169
    Minneapolis, MN 55426

Special Situations Private Equity Fund, L.P.(5).............................      536,021        16.1%
    153 East 53rd Street
    New York, NY 10022

Willis K. Drake(6)..........................................................      179,189         6.4%

Mark W. Sheffert(7).........................................................       62,986         2.2%

John Sagan(8)...............................................................       43,316         1.5%

W. Edward McConaghay(9).....................................................        6,250         *

Scott R. Anderson(10).......................................................        1,982         *

David F. Durenberger(11)....................................................        1,832         *

Mack V. Traynor.............................................................            0         0

Craig A. Lowder.............................................................            0         0

All current directors and executive officers as a group (8 persons) (12)....    2,249,548        59.4%

-------------------
* Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission") and includes voting or investment power with respect to securities. Unless otherwise indicated, the address for each listed shareholder is c/o Telident, Inc., Ten Second Street, N.E., Suite 212, Minneapolis, Minnesota 55413. To the Company's knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares. The number of shares beneficially owned includes shares issuable pursuant to warrants and stock options that are exercisable within 60 days of August 31, 1998.
(2) Percentage of beneficial ownership is based on 2,787,297 shares of common stock outstanding as of August 31, 1998. Shares issuable pursuant to the conversion of Preferred Stock and the exercise of warrants and stock options are deemed outstanding for computing the percentage of the person holding such Preferred Stock, warrants or options but are not deemed outstanding for computing the percentage of any other person. The Preferred Stock and certain warrants reported herein contain antidilution rights which may be triggered upon certain issuances of Telident's common stock for less than $2.50 per share. We have assumed a conversion ratio of approximately 1.68-for-one for the Series III Convertible Preferred Stock (based on the 10-day average closing price ending August 31, 1998). See "-Conversion Terms of the Convertible Preferred Stock."
(3) Mr. Wunsch is the President and Chief Executive Officer of Family Financial Strategies ("FFS"), which is an affiliate of FAMCO III, Limited Liability Company ("FAMCO"). As a result, FAMCO's shares are included in the beneficial ownership of Mr. Wunsch and the beneficial ownership of all directors and executive officers as a group. Mr. Wunsch's beneficial ownership also includes 876 shares purchasable by Mr. Wunsch pursuant to the exercise of stock options.
(4) Family Financial Strategies, Inc. is the manager of FAMCO. John Wunsch, Greg Nelson and Diane Neimann are the sole officers and directors of Family Financial Strategies. FAMCO's beneficial ownership includes 336,021 shares purchasable pursuant to the conversion of Series III Convertible Preferred Stock and 564,907 shares purchasable pursuant to the exercise of warrants. The number of shares purchasable pursuant to one of FAMCO's warrants has been adjusted to reflect previously triggered antidilution rights.
(5) MG Advisers, L.L.C. acts as general partner of and investment adviser to Special Situations. Austin W. Marxe and David Greenhouse are the sole members of MG Advisers. Special Situations' beneficial ownership includes 336,021 shares purchasable pursuant to the conversion of Series III Convertible Preferred Stock and 200,000 shares purchasable pursuant to the exercise of warrants.
(6) Includes 12,500 shares purchasable pursuant to the conversion of Series I Convertible Preferred Stock, 1,596 shares purchasable pursuant to the exercise of stock options and 14,583 shares purchasable pursuant to the exercise of warrants.
(7) Mr. Sheffert is President of Manchester Companies, Inc. ("Manchester"). As a result, Manchester's warrant to purchase 25,000 shares is included in the beneficial ownership of Mr. Sheffert and the beneficial ownership of all directors and executive officers as a group. Mr. Sheffert's beneficial ownership also includes 4,749 shares purchasable by Mr. Sheffert pursuant to the exercise of stock options and 25,000 shares purchasable by Mr. Sheffert pursuant to the exercise of warrants.
(8) Includes 2,911 shares purchasable pursuant to the exercise of stock options and 5,833 shares purchasable pursuant to the exercise of warrants. Mr. Sagan retired from the Board of Directors in October 1998. As a result, his unexercised options expired in January 1999.
(9) Includes 5,000 shares purchasable pursuant to the exercise of stock options.
(10) Represents 1,982 shares purchasable pursuant to the exercise of stock options.
(11) Includes 1,645 shares purchasable pursuant to the exercise of stock options.
(12) Includes 12,500 shares purchasable pursuant to the conversion of Series I Convertible Preferred Stock, 336,021 shares purchasable pursuant to the conversion of Series III Convertible Preferred Stock, 18,739 shares purchasable pursuant to the exercise of stock options, and 635,323 shares purchasable pursuant to the exercise of warrants.

CONVERSION TERMS OF THE CONVERTIBLE PREFERRED STOCK

         As of August 31, 1998, the outstanding shares of Series I Convertible Preferred Stock were convertible at a fixed rate of one for one.

         As of August 31, 1998, the outstanding shares of Series III Convertible Preferred Stock were convertible at a floating rate which depended on the 10-day average closing bid price of the common stock at the time of conversion. The following conversion ratio applied to the shares of Series III Convertible Preferred Stock:

                                         $2.50
                  -----------------------------------------------------
                  The lesser of (i) $2.50 or (ii) if the 10-day average
                   closing bid price of the common stock is less than $2.50, then 80% of such average price

         Based on a 10-day average closing price ending August 31, 1998 ($1.86 per share), the conversion ratio on the Series III Convertible Preferred Stock was approximately 1.68 for 1.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On June 28, 1997, the Board of Directors offered more favorable conversion terms on its 10% Subordinated Convertible Debentures to avoid default, conserve cash and contribute to the Company's net tangible assets. Conversion of such securities was offered at a conversion price of $4.50 per share. Additionally, for every two shares of Common Stock issued in conjunction with the conversion, the Company agreed to issue a two-year warrant to purchase one share of Common Stock at an exercise price of $5.64 per share. During fiscal year 1997, Willis K. Drake and John Sagan, both directors, converted all of their individual Debenture holdings into 29,167 and 11,667 shares, respectively. In connection with such conversion, Messrs. Drake and Sagan obtained warrants to purchase 14,583 and 5,833 shares, respectively. As of July 15, 1998, all of the principal and accrued interest on the Debentures had been converted into shares of Common Stock or paid in full.

         On July 23, 1997, the Company concluded a $1,250,000 equity private placement for which FAMCO was issued 277,778 shares of Series II Convertible Preferred Stock. FAMCO subsequently converted all of its Series II Convertible Preferred Stock into 1,052,189 shares of Common Stock, representing approximately 60.6% of the Company's Common Stock, at a conversion price of $1.188 per share, the per share market price of the Common Stock at the time of conversion. FAMCO also was issued a warrant to purchase up to 364,907 shares of Common Stock (as adjusted pursuant to previously triggered antidilution rights) at an exercise price of $4.83 per share. The warrant contains antidilution rights which provide that the number of shares issuable upon exercise will be increased if the Company issues new securities at a price less than $2.50 per share. The Company may call the warrant if the bid price of its Common Stock trades at 175% of the conversion price for ten successive trading days immediately before the call. Additionally, John D. Wunsch, President and Chief Executive Officer of Family Financial Strategies, an affiliate of FAMCO, became a director of the Company in connection with such private placement.

         On April 8, 1998, the Board of Directors approved a consulting agreement by and between the Company and Mack V. Traynor, a member of the Board of Directors (the "Consulting Agreement"). The services provided by Mr. Traynor to the Company under the Consulting Agreement include (a) reviewing and refining the Company's strategic growth plan, (b) assisting the Company in strategy implementation and business growth, and (c) developing investment banking and financial markets relationships for the Company. As compensation for his consulting services, the Company agreed to issue a warrant to Mr. Traynor, entitling him to purchase 100,000 shares of Common Stock at $1.188 per share. The following terms of the warrant were finalized in September 1998. This warrant may be exercised commencing February 25, 2003 to and including its termination date, which occurs on the earlier of February 25, 2005 or the date on which the Consulting Agreement is terminated, unless extended as provided in the warrant. The vesting of the warrant accelerates upon the Company's achievement of certain financial results.

         On June 13, 1998, the Company entered into an engagement agreement by and between the Company and Manchester Financial Group, Inc. (the "Engagement Agreement") under which Manchester Financial Group, Inc. agreed to assist the Company with the acquisition of certain target companies. Under the terms of the Engagement Agreement, Manchester Financial Group, Inc. is entitled to receive $6,500 per month as a retainer fee for an initial period of six months and on a month-to-month basis thereafter. In addition, Manchester Financial Group, Inc. is entitled to receive an accomplishment fee upon the closing of the Company's acquisition of a target company. This fee consists of a cash payment equal to 3% of the total acquisition consideration and warrants to purchase 100,000 shares of the Company's common stock.

         The Company issued a warrant to Manchester Financial Group, Inc. entitling it to purchase 25,000 shares of Common Stock at $2.688 per share effective June 13, 1998. The Company also issued a warrant to Kenneth

W. Hager pursuant to the Engagement Agreement entitling him to purchase 25,000 shares of Common Stock at $2.688 per share effective June 13, 1998. These warrants were exercisable through their fifth anniversary. The terms of these warrants were finalized in October 1998. Effective December 31, 1998, Manchester Financial Group, Inc. and Kenneth W. Hager agreed to the cancellation of such warrants. Mark W. Sheffert, a member of the Board of Directors, is President of Manchester Financial Group, Inc. Kenneth W. Hager is an employee and Managing Director of Manchester Financial Group, Inc.

         In August 1998, the Company concluded a private placement of equity in which it issued 400,000 shares of Series III Convertible Preferred Stock to two institutional investors, FAMCO and Special Situations Private Equity Fund, L.P. (the "Investors"), in exchange for $1,000,000. As of August 31, 1998, each share of the Series III Preferred Stock was convertible at the option of the holder into Common Stock at a floating rate which depended on the 10-day average closing bid price of the common stock at the time of conversion. Based on the 10-day average closing price ending August 31, 1998 ($1.86 per share), the conversion ratio on the Series III Convertible Preferred Stock was approximately
1.68 for 1. The Investors also received, in the aggregate, warrants to purchase 400,000 shares of Common Stock. The warrants are exercisable at $3.125 per share and expire two years from the closing date of the transaction. The warrants also contain antidilution rights which provide that the number of shares issuable upon exercise will be increased if Telident issues new securities at a price less than $2.50 per share. Telident may call the warrants if the bid price of the common stock equals or exceeds $4.375 per share for at least 10 consecutive trading days immediately before the call. Telident may not call the warrants during any period in which the registration of the shares underlying the warrants is not effective. The funds, which were placed into escrow accounts during April 1998, were released to the Company and the shares and warrants, which were also placed into escrow accounts during April 1998, were released to the Investors in August 1998 upon the Company's certification to the investors that it complied with the requirements of the Nasdaq SmallCap Market. As the President and Chief Executive Officer of Family Financial Strategies, an affiliate of FAMCO, John D. Wunsch was an interested party to this transaction.

         On the first day of each quarter during fiscal year 1998, each non-employee director was granted an option at or above fair market value on date of grant to purchase 188 shares of Common Stock at exercise prices ranging from $2.00 to $4.50 as a quarterly retainer. For each Board meeting attended during fiscal year 1998, each non-employee director was granted an option at or above fair market value on date of grant to purchase 125 shares of Common Stock at exercise prices ranging from $1.56 to $5.00 (other than the Chairman of the Board who received an option to purchase 250 shares of Common Stock at exercise prices ranging from $1.56 to $5.00 for each Board meeting attended). Each non-employee director was also granted an option at or above fair market value on date of grant to purchase 63 shares of Common Stock at exercise prices ranging from $2.50 to $5.00 for each Committee meeting personally attended, not to exceed options to purchase 188 shares per committee member for the year. In addition to the quarterly grant given to non-employee directors, the Chairman of the Board also received an option to purchase 250 shares of Common Stock at exercise prices ranging from $2.00 to $5.37 as a monthly retainer.

         The Company believes that all of the transactions set forth herein were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions, including loans (if any), between the Company and its officers, directors, and principal shareholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested non-employee directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

INDEMNIFICATION

         The Company's Articles of Incorporation limits the liability of its directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Minnesota Business Corporations Act. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

ITEM 13.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1      Articles of the Incorporation, as        Previously filed.
         amended, of the Company

3.2      Bylaws, as amended, of the Company       Incorporated herein by
                                                  reference to the Company's
                                                  Registration Statement on Form
                                                  SB-2 Reg. No. 333- 04311.

4.1      Specimen form of the Company's           Incorporated herein by
         Common Stock certificate                 reference to the Company's
                                                  Registration Statement on Form
                                                  SB-2 Reg. No. 333- 04311.

4.2      Form of Debenture issued pursuant to     Incorporated herein by
         May, 1993 Unit offering                  reference to the Company's
                                                  Annual Report on Form 10-KSB
                                                  for the year ended June 30,
                                                  1994.

4.3      Subscription and Purchase Agreement      Incorporated herein by
         dated as of August 23, 1993 between      reference to the Company's
         Registrant and Okabena Partnership K     Annual Report on Form 10-KSB
                                                  for the year ended June 30,
                                                  1994.

4.4      Conversion, Exercise, Subscription       Incorporated herein by
         and Purchase Agreement dated as of       reference to the Company's
         October 13, 1995 between Registrant      Registration Statement on Form
         and Okabena Partnership K                SB-2 Reg. No. 33- 99054.

4.5      Form of Warrant issued pursuant to       Incorporated herein by
         October 1995 Unit offering               reference to the Company's
                                                  Registration Statement on Form
                                                  SB-2 Reg. No. 33- 99054.

4.6      Certificate of Designation of Series     Reference is made to Exhibit
         I Convertible Preferred Stock            3.1 herein.

4.7      Promissory Note and Security             Incorporated herein by
         Agreement dated February 3, 1995         reference to the Company's
         between Registrant and Norwest           Annual Report on Form 10-KSB
         Credit, Inc.                             for the year ended June 30,
                                                  1995.

4.8      Form of May 1996 Bridge Loan             Incorporated herein by
         Agreement, including form of             reference to the Company's
         Promissory Note and Warrant              Registration Statement on Form
         Agreement                                SB-2 Reg. No. 333- 04311.

4.9      Telident, Inc. Stock Option Plan of      Incorporated herein by
         1988, Form of Incentive Stock Option     reference to the Company's
         Agreement and Form of Nonstatutory       Registration Statement on Form
         Stock Option Agreement                   S-8 Reg. No. 33- 25922C.

4.10     Form of Underwriter's Warrant issued     Incorporated herein by
         on August 16, 1996                       reference to the Company's
                                                  Registration Statement on Form
                                                  SB-2 Reg. No. 333- 04311.

4.11     Certificate of Designation of Series     Reference is made to Exhibit
         III Convertible Preferred Stock          3.1 herein.

10.1     Stock Purchase Agreement between the     Previously filed.
         Company and FAMCO III Limited
         Liability Company and Special
         Situations Private Equity Fund,
         L.P., dated April 13, 1998

10.2     Form of Warrant issued to FAMCO III      Previously filed.
         Limited Liability Company and
         Special Situations Private Equity
         Fund, L.P., dated April 13, 1998

10.3     Form of Warrant issued upon              Previously filed.
         conversion of 10% Series B
         Convertible Debentures, dated June
         30, 1997


10.4     Letter Agreement between the Company     Filed herewith.
         and Mack V. Traynor dated April 13,
         1998

10.5     Engagement Agreement between the         Filed herewith.
         Company and Manchester Financial
         Group, Inc. dated May 15, 1998


16       Letter of McGladrey & Pullen, LLP to     Incorporated herein by
         the SEC dated August 8, 1997             reference to the Company's
                                                  Annual Report on Form 10-KSB
                                                  for the year ended June 30,
                                                  1997.

23       Consent of Deloitte and Touche LLP       Filed herewith.

27       Financial Data Schedule                  Previously filed.

99       Pro Forma Balance Sheets                 Previously filed.


(b)      Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period ended June 30, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gaylord, State of Michigan on April 2, 1999.

                                        TELIDENT, INC.

                                        By /s/ W. Edward McConaghay
                                           -------------------------------------
                                           W. Edward McConaghay
                                           President and Chief Executive Officer
                                           (principal executive officer)

                                POWER OF ATTORNEY

         KNOW ALL BY THESE PRESENT, that each person whose signature appears below constitutes and appoints W. Edward McConaghay and Mark W. Sheffert as his or her true and lawful attorney-in-fact and agent, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

         Signature                                 Title                          Date
         ---------                                 -----                          ----
/s/ W. Edward McConaghay         President, Chief Executive Officer, Chief    April 2, 1999
-----------------------------    Financial Officer and Director (Principal
W. Edward McConaghay             Executive Officer, Principal Accounting
                                 Officer and Principal Financial Officer)

/s/ Mark W. Sheffert             Chairman of the Board                        April 2, 1999
-----------------------------
Mark W. Sheffert


/s/ Scott R. Anderson            Director                                     April 2, 1999
-----------------------------
Scott R. Anderson


/s/ Willis K. Drake              Director                                     April 2, 1999
-----------------------------
Willis K. Drake


/s/ David F. Durenberger         Director                                     April 2, 1999
-----------------------------
David F. Durenberger


/s/ John D. Wunsch               Director                                     April 2, 1999
-----------------------------
John D. Wunsch


/s/ Mack V. Traynor, III         Director                                     April 2, 1999
-----------------------------
Mack V. Traynor, III

                                INDEX TO EXHIBITS


3.1      Articles of the Incorporation, as        Previously filed.
         amended, of the Company

3.2      Bylaws, as amended, of the Company       Incorporated herein by
                                                  reference to the Company's
                                                  Registration Statement on Form
                                                  SB-2 Reg. No. 333- 04311.

4.1      Specimen form of the Company's           Incorporated herein by
         Common Stock certificate                 reference to the Company's
                                                  Registration Statement on Form
                                                  SB-2 Reg. No. 333- 04311.

4.2      Form of Debenture issued pursuant to     Incorporated herein by
         May, 1993 Unit offering                  reference to the Company's
                                                  Annual Report on Form 10-KSB
                                                  for the year ended June 30,
                                                  1994.

4.3      Subscription and Purchase Agreement      Incorporated herein by
         dated as of August 23, 1993 between      reference to the Company's
         Registrant and Okabena Partnership K     Annual Report on Form 10-KSB
                                                  for the year ended June 30,
                                                  1994.

4.4      Conversion, Exercise, Subscription       Incorporated herein by
         and Purchase Agreement dated as of       reference to the Company's
         October 13, 1995 between Registrant      Registration Statement on Form
         and Okabena Partnership K                SB-2 Reg. No. 33- 99054.

4.5      Form of Warrant issued pursuant to       Incorporated herein by
         October 1995 Unit offering               reference to the Company's
                                                  Registration Statement on Form
                                                  SB-2 Reg. No. 33- 99054.

4.6      Certificate of Designation of Series     Reference is made to Exhibit
         I Convertible Preferred Stock            3.1 herein.

4.7      Promissory Note and Security             Incorporated herein by
         Agreement dated February 3, 1995         reference to the Company's
         between Registrant and Norwest           Annual Report on Form 10-KSB
         Credit, Inc.                             for the year ended June 30,
                                                  1995.

4.8      Form of May 1996 Bridge Loan             Incorporated herein by
         Agreement, including form of             reference to the Company's
         Promissory Note and Warrant              Registration Statement on Form
         Agreement                                SB-2 Reg. No. 333- 04311.

4.9      Telident, Inc. Stock Option Plan of      Incorporated herein by
         1988, Form of Incentive Stock Option     reference to the Company's
         Agreement and Form of Nonstatutory       Registration Statement on Form
         Stock Option Agreement                   S-8 Reg. No. 33- 25922C.

4.10     Form of Underwriter's Warrant issued     Incorporated herein by
         on August 16, 1996                       reference to the Company's
                                                  Registration Statement on Form
                                                  SB-2 Reg. No. 333- 04311.

4.11     Certificate of Designation of Series     Reference is made to Exhibit
         III Convertible Preferred Stock          3.1 herein.

10.1     Stock Purchase Agreement between the     Previously filed.
         Company and FAMCO III Limited
         Liability Company and Special
         Situations Private Equity Fund,
         L.P., dated April 13, 1998

10.2     Form of Warrant issued to FAMCO III      Previously filed.
         Limited Liability Company and
         Special Situations Private Equity
         Fund, L.P., dated April 13, 1998

10.3     Form of Warrant issued upon              Previously filed.
         conversion of 10% Series B
         Convertible Debentures, dated June
         30, 1997


10.4     Letter Agreement between the Company     Filed herewith.
         and Mack V. Traynor dated April 13,
         1998

10.5     Engagement Agreement between the         Filed herewith.
         Company and Manchester Financial
         Group, Inc. dated May 15, 1998


16       Letter of McGladrey & Pullen, LLP to     Incorporated herein by
         the SEC dated August 8, 1997             reference to the Company's
                                                  Annual Report on Form 10-KSB
                                                  for the year ended June 30,
                                                  1997.

23       Consent of Deloitte and Touche LLP       Filed herewith.

99       Pro Forma Balance Sheets                 Previously filed.

27       Financial Data Schedule                  Previously filed.