Form 10QSB
period 1999-03-31
TELIDENT INC /MN/
filed 1999-05-14
CIK 845047

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1999

[]   Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ______________ to ______________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of equity securities, as of April 30, 1999: i) 3,027,657 shares of Common Stock, par value $.08 per share and ii) 400,000 shares of Series III Convertible Preferred Stock, par value $.08 per share.

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION.........................................................................3

     ITEM 1. Financial Statements......................................................................3

         Condensed Balance Sheets (unaudited) as of March 31, 1999 and June 30, 1998...................3

         Condensed Statements of Operations (unaudited) for the three months and nine months ended March 31, 1999 and March 31, 1998.......................................................4

         Statement of Shareholders' Equity (unaudited) for the nine months ended
         March 31, 1999................................................................................5

         Condensed Statements of Cash Flows (unaudited) for the nine months ended
         March 31, 1999 and March 31, 1998.............................................................6

         Notes to Consolidated Financial Statements (unaudited)........................................7

     ITEM 2.  Management's Discussion and Analysis and Plan of Operation...............................9

PART II  OTHER INFORMATION............................................................................14

     ITEM 2.  Changes in Securities and Use of Proceeds ..............................................14

     ITEM 5.  Other Information.......................................................................14

     ITEM 6.  Exhibits and Reports on Form 8-K .......................................................14

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                                 TELIDENT, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                      March 31,         June 30,
                                                                                        1999             1998
                                                                                    ------------     ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                      $  1,221,389     $    258,875
     Trade accounts receivable, net of allowance for doubtful
         accounts of $30,000 at both dates                                               602,788          508,956
     Inventories                                                                         291,889          285,708
     Other                                                                                86,030           76,088
                                                                                    ------------     ------------
         Total current assets                                                          2,202,096        1,129,627

FURNITURE AND OFFICE EQUIPMENT, less accumulated
     depreciation of $357,330 and $291,955, respectively                                 173,315          209,435
INTANGIBLE ASSETS, less accumulated amortization of $240,886
     and $159,386, respectively                                                          218,747          289,672
OTHER ASSETS                                                                              25,105           83,055
                                                                                    ------------     ------------
                                                                                    $  2,619,263     $  1,711,789
                                                                                    ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                                  $    199,058     $     95,271
     Trade accounts payable                                                              117,561          168,069
     Accrued expenses                                                                     96,744          118,123
     Deferred revenue                                                                     22,514           21,053
     Current portion of long-term debt                                                    40,040          101,519
                                                                                    ------------     ------------
         Total current liabilities                                                       475,917          504,035

LONG-TERM DEBT, less current portion                                                       3,975           31,825
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preferred stock, $.08 par value, 2,500,000 authorized
         Series I Class A, convertible into common stock at the rate of 6.4 common shares for each preferred share at December 31,1998 and one common share for each preferred share at June 30, 1998, 37,500 shares
             outstanding at June 30, 1998                                                     --            3,000
         Series III, cumulative dividend equal to the Series I Class A, if any, convertible into common stock equal to the quotient of the per share Purchase Price ($2.50) divided by the lesser of (i) the
             Conversion Price ($2.50) or (ii) 80% of the average of the closing bid price for the shares of common stock on the ten trading days prior to notice of conversion, except for 200,000 shares 80% of the average price shall not be more than $.785 until the closing bid price is greater than $1.75 on any ten consecutive trading days after May 11, 1999, 400,000 shares
             outstanding at March 31, 1999                                                32,000               --
     Common stock, $.08 par value, 10,000,000 shares authorized,
             3,027,657 and 2,786,657 shares outstanding, respectively                    242,213          222,933
     Additional paid-in capital                                                       15,507,964       14,612,497
     Accumulated deficit                                                             (13,642,806)     (13,662,501)
                                                                                    ------------     ------------
         Total shareholders' equity                                                    2,139,371        1,175,929
                                                                                    ------------     ------------
                                                                                    $  2,619,263     $  1,711,789
                                                                                    ============     ============


           See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three months ended              Nine months ended
                                                 March 31,                       March 31,
                                          ---------------------            ---------------------
                                          1999             1998            1999            1998
                                          ----             ----            ----            ----
NET SALES                              $   461,449     $   450,503     $ 1,909,345     $ 1,581,078

COST OF SALES                              138,364         173,081         540,638         525,243
                                       -----------     -----------     -----------     -----------

GROSS PROFIT                               323,085         277,422       1,368,707       1,055,835

OPERATING EXPENSES:
 Sales and marketing                       113,479         208,765         367,434         629,434
 Research and development                  118,697         177,157         328,185         450,886
 General and administrative                187,073         198,279         664,355         606,020
                                       -----------     -----------     -----------     -----------
      Total operating expenses             419,249         584,201       1,359,974       1,686,340
                                       -----------     -----------     -----------     -----------

      Income (loss) from operations        (96,164)       (306,779)          8,733        (630,505)

INTEREST INCOME                             14,428           7,363          40,630          26,883
INTEREST EXPENSE                            (7,367)        (15,402)        (29,668)        (43,980)
                                       -----------     -----------     -----------     -----------

NET INCOME (LOSS)                          (89,103)       (314,818)         19,695        (647,602)

PREFERRED STOCK DIVIDENDS                        0         (41,625)       (275,442)       (432,087)
                                       -----------     -----------     -----------     -----------
NET LOSS APPLICABLE TO COMMON
  STOCK                                $   (89,103)    $  (356,443)    $  (255,747)    $(1,079,689)
                                       ===========     ===========     ===========     ===========

NET LOSS PER
  COMMON SHARE:
      Basic and diluted                $      (.03)    $      (.21)    $      (.09)    $      (.62)
                                       ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING:
      Basic and diluted                  2,790,990       1,734,546       2,788,547       1,727,960
                                       ===========     ===========     ===========     ===========


           See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                      Number of      Amount of      Number of      Amount of      Additional
                                      Preferred      Preferred       Common         Common         Paid-in       Accumulated
                                    Shares Issued      Stock      Shares Issued      Stock         Capital         Deficit
                                    -------------    ---------    -------------    ---------      ----------     -----------
BALANCE, June 30, 1998                  37,500        $ 3,000       2,786,657      $222,933      $ 14,612,497    $(13,662,501)

Preferred stock issued in private
  placement, net of offering
  expenses of $63,753                  400,000         32,000              --            --           904,247              --
Warrant issued for  services                --             --              --            --             5,000              --
Common stock issued for services            --             --           1,000            80             2,420              --
Conversion of preferred stock to
  common stock                         (37,500)        (3,000)        240,000        19,200           (16,200)
Net income                                  --             --              --            --                --          19,695
                                      --------        -------      ----------      --------      ------------    ------------
BALANCE, March 31, 1999                400,000        $32,000       3,027,657      $242,213      $ 15,507,964    $(13,642,806)
                                      ========        =======      ==========      ========      ============    ============

           See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Nine months ended
                                                                                      March 31,
                                                                             ----------------------------
                                                                                 1999           1998
                                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $    19,695     $  (647,602)
     Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
         Depreciation and amortization expense                                   146,875         121,450
         Common stock warrant issued for services                                  5,000              --
         Common stock issued for services                                          2,500              --
         Changes in assets and liabilities:
           Trade accounts receivable                                             (93,832)        (32,807)
           Inventories                                                            (6,181)        110,754
           Other assets                                                           48,008         (43,752)
           Trade accounts payable                                                (50,508)        (56,884)
           Accrued expenses and deferred revenue                                 (19,918)         20,096
                                                                             -----------     -----------
                      Net cash provided by (used in) operating activities         51,639        (528,745)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments of capitalized software costs                                      (10,575)       (239,404)
     Purchase of furniture and office equipment                                  (29,255)        (20,519)
                                                                             -----------     -----------
                      Net cash used in investing activities                      (39,830)       (259,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on notes payable                                             103,787          69,788
     Payments of long-term debt                                                  (89,329)       (132,605)
     Proceeds from issuance of preferred stock, net                              936,247       1,193,627
                                                                             -----------     -----------
                      Net cash provided by financing activities                  950,705       1,130,810
                                                                             -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        962,514         342,142
CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD                                                                      258,875          22,319
                                                                             -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 1,221,389     $   364,461
                                                                             ===========     ===========

Supplemental non-cash financing activities:
   Common stock offset against note receivable                               $        --     $    11,635
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

     The results of operations for the three-month and nine-month periods ended March 31, 1999 do not necessarily indicate the results to be expected for the full year. These statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-KSB/A for the year ended June 30, 1998.

2.   INVENTORIES

     Inventories are stated at the lower of cost or market using the first in, first out method, and consisted of the following:

                                               March 31,         June 30,
                                                 1999             1998
                                              ---------         --------
         Raw materials                        $ 305,513         $325,804
         Work in progress                        35,402            1,876
         Finished goods                          55,974           48,028
         Inventory reserve                     (105,000)         (90,000)
                                              ---------         --------
                                              $ 291,889         $285,708
                                              =========         ========

3.   SHAREHOLDERS' EQUITY

     ISSUANCE OF SERIES III CONVERTIBLE PREFERRED STOCK - In August 1998, the Company completed the sale of 400,000 shares of Series III convertible preferred stock and issued warrants in the aggregate to purchase 400,000 shares of common stock with two investors for $1,000,000 ($2.50 per unit). The warrants are exercisable at $3.125 per share and will expire two years from the closing date of this transaction. The warrants may be called by the Company at a price of $4.38. The Company incurred offering costs of $63,753 and subsequently registered for resale the shares issuable upon conversion/exercise. Each share of the Series III convertible preferred stock is convertible at the option of the holder into common stock. Upon any such conversion, each share of Series III convertible preferred stock shall be converted into a number of fully paid and nonassessable shares (calculated as to each conversion to the nearest 1/100th of a share) of common stock of the Company equal to the quotient of (x) the per share purchase price (appropriately adjusted to reflect stock splits, stock dividends, reorganizations, consolidations and similar changes hereafter effected) of such share of Series III convertible preferred stock, divided by
(y) the lesser of (i) the Conversion Price (as defined) or (ii) 80% of the average of the closing bid price for the shares of common stock on the ten (10) trading days prior to the date that the Company receives written notice of conversion from a holder of such Series III convertible preferred stock. However, for 200,000 shares, 80% of the average closing bid price shall not be more than $.785 until such time as the closing bid price for the common stock is greater than $1.75 on any ten consecutive trading days. The value of the beneficial conversion feature, $250,000, was recorded as a deemed preferred stock dividend on the date of issuance.

     CUMULATIVE UNDECLARED DIVIDENDS AND CONVERSION OF PREFERRED STOCK TO COMMON STOCK- None of the preferred stock dividends shown on the Statement of Operations will ever be paid by the Company. The Company has not paid dividends on Series I convertible preferred stock since March 31,1997. During the second quarter of 1999, $96,192 of accumulated dividends on Series I convertible preferred stock were canceled in exchange for re-pricing the conversion feature from one share of common stock for each share of preferred stock to 6.4 common shares for each share of preferred stock. During the third quarter the holders of the Company's Series I convertible preferred stock elected to convert their preferred stock to common stock. The 37,500 shares of Series I convertible preferred stock were converted into 240,000 shares of common stock. If the conversion had taken place on January 1,1999, the Company's basic and diluted loss per share for the three and nine months ended March 31, 1999, would have been ($.03) and ($.09), respectively. The preferred stock dividends on the Statement of Operations include the value assigned to the beneficial conversion feature of the Series III and II convertible preferred stock of $250,000 and $312,500 for the nine months ended March 31, 1999 and 1998, respectively. In April 1998, all of the Company's Series II convertible preferred stock was converted into 1,052,189 shares of common stock. As a result of the conversion, $334,500 of deemed dividends for the nine months ended March 31, 1998 will not be paid. If the conversion had taken place in July 1997, the Company's basic and diluted loss per share for the nine months ended March 31, 1998 would have been ($.27).

4.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income," which was adopted by the Company beginning July 1, 1998. SFAS No. 130 requires the disclosure of comprehensive income and its components in the general-purpose financial statements. The adoption by the Company of SFAS No. 130 did not have a material effect on the Company's financial statements for the nine months ended March 31, 1999 or 1998. Total comprehensive income (loss) for the three months ended March 31, 1999 and 1998, was $(89,103) and $(314,818), respectively, and for the nine months ended March 31, 1999 and 1998, was $19,695 and $(647,602), respectively.

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

     Telident, Inc. designs, manufactures and markets proprietary hardware and software systems, which provide the exact location of a 911 telephone call to the emergency dispatcher who receives the call. Telident's systems provide information which can shorten the response time to a 911 call, reduce the costs associated with responses to incorrect locations and improve the safety of individuals within a private branch exchange ("PBX") telephone system.

RESULTS OF OPERATIONS

     For the three month period ended March 31, 1999, Telident recorded a net loss of $(89,103) compared to a net loss of $(314,818) for the same period in fiscal year 1998. For the nine months ended March 31, 1999, Telident recorded net income of $19,695 compared to a net loss of $(647,602) for the same period one year ago.

REVENUES

     Revenues consist of equipment sales of hardware and software systems for enhanced 911 service, mainly from Telident's Station Translation System ("STS") for PBX systems and packages of hardware and software applications providing "total PBX 9-1-1 solutions." We also generate revenues from services and extended warranty contracts.

     Revenues for the three month and nine month periods ended March 31, 1999 were $461,449 and $1,909,345 compared to $450,503 and $1,581,078 for the same periods in fiscal year 1998, an increase of 2% for the three month period and an increase of 21% for the nine month period. Revenues in the current quarter were lower than expected as a result of a timing issue caused by marketplace confusion over the status of an Illinois law mandating enhanced 911 capability on existing PBX's. The Illinois legislature extended the implementation window for grandfathered PBX systems (those installed prior to June 30, 1996) from June 30, 1999 to June 30, 2000. There is no change for new systems (systems installed or upgraded since July1, 1996) which are still required to be compliant with the mandate at the time they are installed. Increases in revenue were the result of focusing selling efforts on our core PBX 9-1-1 products including on-site notification software and 9-1-1 database software applications. Software and systems sales increased after we introduced new product packaging and pricing for customer installable PBX 9-1-1 solutions. In addition, direct selling of our solutions through telephone sales programs has not only increased our direct revenue, but increased the general awareness of the PBX 9-1-1 issue and the relevance of Telident's solutions among end users and distributors alike.

GROSS MARGIN

     Gross margin for the three month and nine month periods ended March 31, 1999 increased to 70% and 72% compared to 62% and 67% for the same periods in fiscal year 1998. These increases resulted from increased shipments of our core PBX 9-1-1 products, software sales, and improved cost controls of resold products and installation services.

SALES AND MARKETING

     Sales and marketing expenses for the three month and nine month periods ended March 31, 1999 decreased to $113,479 and $367,434 from $208,765 and $629,434 for the same periods in fiscal year 1998. These decreases resulted from the closing of several under-producing sales offices and a reduction in sales personnel and marketing expenses during the third quarter of fiscal year 1998. Telident has shifted the focus of its selling efforts away from a field sales force to direct marketing to end users and distributors. This strategy has resulted in increased sales while at the same time decreasing sales and marketing expenses.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the three month and nine month periods ended March 31, 1999 decreased to $118,697 and $328,185 from $177,157 and $450,886 during the same periods in fiscal year 1998. These decreases were due to a reduction in personnel, decreased use of consultants, and a concentrated focus on research and development efforts for the Telident's existing PBX 9-1-1 product line.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the three month period ended March 31, 1999 decreased to $187,073 from $198,279 and for the nine month period ended March 31, 1999 increased to $664,355 compared to $606,020 during the same periods in fiscal year 1998. The increase for the nine month period ended March 31,1999 is due to increased wages and increased professional fees.

INTEREST INCOME

     Interest income for the three month and nine month periods ended March 31,1999 was $14,428 and $40,630 compared to $7,363 and $26,883 for the same periods in fiscal 1998. The increases in the current year are due to the higher level of cash and cash equivalents due to the sale of preferred stock completed in August 1998.

INTEREST EXPENSE

     Total interest expense for the three month and nine month periods ended March 31, 1999 was $7,367 and $29,668 compared to $15,402 and $43,980 for the same periods in fiscal year 1998. The decreases in interest expense were due to decreased average outstanding borrowings and lower interest rates.

DIVIDENDS

     Telident has never paid a cash dividend on its common stock. The payments of dividends, if any in the future rest with the discretion of the Board of Directors and will depend, among other things, upon our earnings, if any, capital requirements and financial condition. No preferred stock dividends were paid during the nine months ended March 31, 1999. We plan to retain all earnings, if any, to further the development of the business.

INFLATION

     Inflation has not had a material impact on Telident's net sales or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, Telident had cash and cash equivalents of $1,221,389 and accounts receivable of $602,788. During the nine month period ended March 31, 1999 net cash provided by operating activities was $51,639, due to income from operations. We used $39,830 of cash to purchase capital equipment and for capitalized software development costs. We received $103,787 of cash due to net borrowings on our bank line of credit and used $89,329 to make payments on debt. Telident completed a sale of preferred stock in August 1998 that resulted in net proceeds of $936,247. We have relied on debt, equity capital and revenues to fund our operations during the first three quarters of fiscal year 1999 and during prior periods.

     Based on the projected revenues and expenses, We believe that cash and cash equivalents, the existing line of credit and collections from accounts receivable, will be adequate to fund our working capital requirements through March 31, 2000.

     Telident has no material commitments for capital expenditures at March 31, 1999.

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

     State of readiness. We are presently completing the assessment of our Year 2000 readiness for operations, focusing on critical operating and applications systems, particularly the Year 2000 compliance of:

     *    our hardware and software products
     *    our internal administrative systems, and
     *    the compliance of our key software/hardware vendors.

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

     Telident's internal accounting software is not Year 2000 compliant; however, we have already purchased Year 2000 compliant accounting software and we plan to roll over our accounting operations to utilize the new software in 1999. Our internal telecommunications and data processing systems have all been brought into compliance.

     We are currently performing a compliance survey of our critical vendors. Our key computer and software application suppliers are Year 2000 compliant, or we know their plans to become so. We have requested and will review our building operator's and utility vendors' plans for becoming Year 2000 compliant.

     Costs to address Year 2000 issues. We intend to complete our Year 2000 remediation efforts primarily with in-house resources, but will utilize consultants should the need arise. In the aggregate, we have spent an estimated $22,000 and anticipate spending an additional $13,000 as part of our Year 2000 assessment and remediation. The additional $13,000 includes the estimated $3,000 to $5,000 cost of rolling over our accounting operations to utilize new software that is Year 2000 compliant.

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

     4. Disruption of internal computer systems. Telident has simulated the Year 2000 event by inserting key dates leading up to and beyond the Year 2000 in an orchestrated manner for our key infrastructure components, critical business processes and key applications systems. We believe that disruption of our internal computer systems is unlikely; however, we expect that minor Year 2000 compliance issues will continue to be identified as an outcome of these Year 2000 simulation tests. We intend to address these compliance issues no later than the second quarter of calendar 1999.

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


PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 31,1999, Telident issued 240,000 shares of common stock to the three holders of its outstanding Series I convertible preferred stock upon the conversion of such preferred stock. This issuance was made in reliance upon the exemption provided in Section 4(2) of the Securities Act. Such securities were initially restricted as to sale or transfer, but were subsequently registered for resale under the Securities Act. The recipient of such securities received, or had access to, material information concerning Telident, including but not limited to Telident's reports on Form 10-KSB, Form 10-QSB and Form 8-K, as filed with the SEC. No underwriting commissions or discounts were paid with respect to the issuance of such securities.

ITEM 5.  OTHER INFORMATION

         Cautionary Statement

         Telident is filing herewith a Cautionary Statement pursuant to the Private Securities Litigation Reform Act of 1995 for use as a readily available written document to which reference may be made in connection with forward-looking statements, as defined in such act.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  99       Cautionary Statement

                  27       Financial Data Schedule

         (b)      Current Reports on Form 8-K
                  The registrant filed no Current Reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TELIDENT, INC.
                                          (Registrant)

    May 14, 1999                          /s/ W. Edward McConaghay
---------------------                     --------------------------------------
    Date                                  W. Edward McConaghay, President
                                          (Principal Executive, Financial and
                                          Accounting Officer)

                                  EXHIBIT INDEX


                  Exhibit
                  Number            Description
                  -------           -----------

                  99                Cautionary Statement

                  27                Financial Data Schedule