Form 10KSB
period 1999-06-30
TELIDENT INC /MN/
filed 1999-09-24
CIK 845047

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                   FORM 10-KSB

 [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
     1934
                    For the fiscal year ended June 30, 1999
 [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         COMMISSION FILE NUMBER 0-20887

                                 TELIDENT, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter.)

                      MINNESOTA                        41-1533060
           -------------------------------        -------------------
           (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)         Identification No.)

                        TEN SECOND STREET N.E., SUITE 212
                          MINNEAPOLIS, MINNESOTA 55413
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (612) 623-0911

Securities registered pursuant to Section 12(b) of the Act:     None
Securities registered pursuant to Section 12(g) of the Act:     Common Stock,
$.08 par value per share


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
Yes [ ] No [ ].

The registrant's revenues for its most recent fiscal year:      $ 2,677,869

Aggregate market value of voting stock held by non-affiliates of registrant as of August 18, 1999: Approximately $2,737,410.

Number of shares outstanding as of August 31, 1999; 3,037,657 shares of Common Stock, par value $.08 per share, and 400,000 shares of Series III Convertible Preferred Stock, par value $.08 per share.

Transitional Small Business Disclosure format:   Yes [ ]   No [X].

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 2, 1999, a definitive copy of which will be filed with the SEC within 120 days of June 30, 1999, are incorporated by reference into Items 9, 10, 11 and 12 of Part III of this Form 10-KSB.

TABLE OF CONTENTS



PART I        ....................................................................................................1

ITEM 1.       DESCRIPTION OF BUSINESS.............................................................................1

ITEM 2.       DESCRIPTION OF PROPERTY.............................................................................5

ITEM 3.       LEGAL PROCEEDINGS...................................................................................5

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................5


PART II       ....................................................................................................6

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................................6

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATION...............8

ITEM 7.       FINANCIAL STATEMENTS...............................................................................14

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............26


PART III      ...................................................................................................26

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
              WITH SECTION 16(a) OF THE EXCHANGE ACT.............................................................26

ITEM 10.      EXECUTIVE COMPENSATION.............................................................................26

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................................26

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................26

ITEM 13.      EXHIBITS, LIST AND REPORTS ON FORM 8-K.............................................................26


SIGNATURES    ...................................................................................................28


EXHIBIT INDEX ...................................................................................................29

PART I
     Unless the context indicates otherwise, all references to the "Company" and "Registrant" in this Annual Report on Form 10-KSB relate to Telident, Inc.

ITEM 1.           DESCRIPTION OF BUSINESS.

INTRODUCTION
We design, manufacture and market proprietary hardware and software systems which provide the exact location of a 911 telephone call to the emergency dispatcher at the public safety answering point who receives the call. Telident's systems provide information which can speed the response time to a 911 call, reduce the costs associated with responses to incorrect locations and improve the safety of individuals within private businesses and public institutions that own or operate private telephone systems (PBX). We also manufacture and market systems that direct emergency calls to the correct 911 response center and which are used to create emergency networks for public and private telephone networks and governmental agencies.

Our products utilize existing Enhanced 911 technology (E911) which automatically transmits both the caller's telephone number and address to the nearest emergency dispatcher. Over two-thirds of the telephone systems in the United States have access to this enhanced technology. Despite this level of access, generally only individual telephones (such as residential telephones) connected to the public telephone company are able to take advantage of this enhanced technology. Private telephone systems, such as those used by private businesses and public institutions, generally do not have the ability to send a caller's location to an emergency 911 dispatcher without equipment such as ours. Our products work with enhanced technology to transmit the precise location, and generally the caller's name, to the nearest emergency dispatcher through the existing enhanced public network. As of June 30, 1999, six states had adopted legislation mandating the modification of certain private telephone systems to make them fully compatible with existing 911 technology. We believe other states are considering such legislation.

The primary markets for our systems and services include a wide variety of private telephone system owners such as:

         *  Medium to large corporations
         *  Colleges and universities
         *  City, county and state government offices
         *  Public schools
         *  Apartments and condominiums
         *  Nursing and retirement homes
         *  Hotels and motels
         *  Hospitals and clinics

HISTORY
-------
The development of the emergency response telephone network, 911, began in the late 1960's under the direction of AT&T in conjunction with Bell Labs. The 911 network was designed using the fundamental theory that the specific pair of wires connecting the caller with the telephone company could identify each caller. This design theory mirrored the long distance routing network that AT&T had previously developed. This design theory has created the 911 incompatibility problem that exists with PBX systems today. PBX systems share multiple connections (pairs of wires), and the ability to pinpoint the caller behind a business telephone system is lost in the network. The designers of the enhanced 911 network may not have envisioned the popularity and deployment of PBX systems in the United States.

Throughout the 1970's, 911 systems were deployed with voice transmission only. In response to public demand for more precise information as to the caller's location, development of the enhanced 911 network began in the early 1980's. However, widespread use of PBX systems did not begin until after the breakup of AT&T in 1983.

STRATEGY
--------
Telident was incorporated in Minnesota in July 1983 to develop and market electronic equipment for the telephone communications industry. From 1983 to 1985, Telident developed the Status Recognition Unit System I (the SRU1), a system which permits operating telephone companies to increase dedicated phone services capabilities. Based on a review of the market for the SRU1, Telident determined that there was a significant market opportunity for products, based on the technology of the SRU1, which could expand the capabilities, safety and reliability of emergency 911 service systems. Since 1989, the Company's goal has been to become a leading designer of systems that enable precise identification of the location of 911 callers within a PBX system.

To achieve this goal, the Company provides its customers with a total E911 solution, providing the hardware, software and service components to meet their emergency 911 information needs. For example, the Company provides PBX users:
(i) equipment (the Station Translation System or STS) required to enable the PBX to be compatible with E911 service; (ii) software and services which enable PBX users to maintain the required database; and (iii) additional software applications, such as the TRAX OSN(TM) software which expands the capabilities of a PBX system utilizing the STS so that it automatically provides the precise location of the caller within the network to both the appropriate public safety answering point and to on-site personnel, such as security guards.

Telident has developed a national distribution network to provide sales support for its products and services through relationships with major distributors of PBX equipment and services and telephone companies. Telident has distribution agreements with major distributors of PBX equipment and services and telephone companies. Telident also has distribution agreements with most PBX manufacturers and many independent PBX distributors and systems integrators. Furthermore, the Company has established a telephone sales and sales support organization to assist its distribution partners and to provide direct support to certain national account customers. During fiscal 1999, sales to one major telephone equipment manufacturer amounted to 11% of total sales revenue.

PRIMARY PRODUCTS
----------------

9-1-1 STS(TM) (STATION TRANSLATION SYSTEM)
The 9-1-1 STS(TM) (STS) is a product designed for use with PBX systems. A PBX is a switching center maintained by an organization, such as an apartment complex, university, office building or government office complex where calls to and from phone locations are routed to their destination. The STS is designed to provide for the automatic identification for 911 purposes of the location of all callers within the PBX area. The STS provides automatic identification to the public safety answering point of the location of the caller within a PBX system. The Company has satisfactorily tested the compatibility of the STS with the PBX equipment of 11 manufacturers, who account for over 90% of domestic PBX sales. The Company has more than 1,100 STS installations in the United States and Canada.

DATABASE MANAGEMENT SOFTWARE is a collection of software programs, which assist in the development, and maintenance of a customer's location information database. A database collection tool is included to collect the data necessary to create the initial database. A database maintenance program is included to allow users to maintain their data and send updates to the telephone company.

TRAX OSN(TM) (ON-SITE NOTIFICATION) is a software program which enhances the STS. With TRAX OSN, the STS will simultaneously provide (a) automatic identification to the public safety answering point of the location of the caller within a PBX system and (b) on-site notification of the call to a location within the organization, such as a security desk, reception desk or first-aid station.

SITE ALERT(TM) is a high quality, low cost PBX/911 on-site notification system that provides security personnel, console attendants and other individuals responsible for identifying the location of emergency calls with the time and extension number of 911 calls at the same time those calls are received at the public safety answering point.

These products are variously packaged in "bundles" of hardware and software to create total "9-1-1 SOLUTIONS(TM)". These packages are simple to install and maintain, are sold directly by Telident or through its distribution channels, and are available with optional installation, applications consulting, and maintenance programs.

MARKETING AND DISTRIBUTION
--------------------------
The Company markets its 911 products through distribution agreements which include major PBX manufacturers and distributors; local, state and national public safety agencies; service providers, including certain of the regional Bell operating companies and major independent telephone companies; and manufacturers' representatives. Customers for these products include businesses, PBX manufacturers, colleges and universities, public and private school systems, banks, the healthcare industry, hotels and motels, businesses with multi-story or multi-building facilities, regional Bell operating companies, the military, system integrators, and government agencies.

Telident employs sales representatives at its headquarters to market directly to prospects. These seasoned telephone sales representatives are focused on selling to select customers within the Company's target markets that meet pre-determined criteria such as business type and telecommunications equipment on site. The Company's products have been bundled into complete user-friendly packages of hardware and software that can be installed by the customer or their system's integrator. These changes have made a direct positive impact on Telident's sales efforts.

E911 regulatory issues, such as the actions of the Federal Communications Commission (FCC) and the Public Utilities Commissions (PUCs) in the 50 states affect potential markets for the Company's products. For example, as of June 30, 1999, Texas, Illinois, Washington, Kentucky, Vermont and Mississippi had passed state laws or enacted regulations mandating (to various degrees) the modification of PBX systems to make them fully compatible with the E911 system. These actions favorably impact the market for the STS product. Similarly, in September 1994, the FCC issued a Notice of Proposed Rule Making (the publication for comment of a rule the FCC intends to promulgate), the original comment period ended in March 1995, and which, if implemented, could mandate that every new PBX sold nationwide and certain existing PBXs comply with E911 system requirements. The FCC mandate has yet to be issued.

PRODUCT DEVELOPMENT
-------------------
The Company uses a combination of employees and outside contract development companies to design and develop new products for the telephone industry and to support developments of new application software to broaden applications of its existing products. The research and development portion of the Company's development expenditures for fiscal 1999 and 1998 were $131,112 and $124,674, respectively. New research and development projects will be initiated and funded as customer requirements and commitments are realized. Future products will continue to be developed by a combination of employees and outside contract development companies.

MANUFACTURING
-------------
Telident conducts final assembly and testing along with receiving and shipping of its products. The Company subcontracts all of its equipment subassembly fabrication to local manufacturers and assembly houses that are equipped and qualified to perform this work and produce high quality printed circuit board assembly products. The Company is not dependent on any one of its subcontractors. The component electronic parts required for assembly of the Company's products are available from a number of different sources.

COMPETITION
-----------
The Company is aware of two competitors that market a product that competes with the Company's STS product. The competitive products are more expensive than the STS product and the Company believes they have a more limited compatibility with available PBXs than the Company's offering. Furthermore, several PBX manufacturers now provide a basic 911 translation capability through new PBX hardware and software releases. Furthermore, some customers prefer to use ISDN technology from telephone companies to provide basic 911 translation ability rather than use an external device such as Telident's STS. The Company believes that these products are more limited in capability than the Company's solutions and may not be appropriate for a large number of installed PBXs due to the expense of the upgrades required to accommodate them. While precise numbers are not available, the Company believes that none of these competitive alternatives is dominant in the PBX 911 market. Telident's STS product is compatible with over 90% of the PBXs in the United States, and offer PBX owners and distributors a single comprehensive solution, independent of PBX type. Notwithstanding competition against its STS equipment, the Company believes that it has the industry leading on-site notification and database management software applications and a high level of expertise in implementing these capabilities to various business telephone systems. Furthermore, the Company's total 911 systems knowledge and turnkey project management and installation services distinguish it from other suppliers.

COOPERATION WITH TELEPHONE COMPANIES
------------------------------------
The attractiveness of our product to the public depends, in part, on the tariffs filed by local or regional telephone companies. We depend, and our customers depend, upon the cooperation of local telephone companies for the installation and operation of our products. If the pricing for network interfaces or database access provided by telephone companies is not favorable to our products, or if telephone companies are uncooperative, our sales in the affected market may drop.

We have experienced delays with Ameritech, the telephone company for Illinois, Michigan, Ohio, Indiana and Wisconsin. We believe that other telephone equipment manufacturers and related service providers have similar difficulties with Ameritech. We have installed and continue to install working systems in these states: however, we have experienced 120 to 150 day delays by Ameritech in the installation of requested network interfaces throughout this territory. Although the delays have not had a material adverse effect on our business, we have established a joint working committee with Ameritech to explore ways to improve our processes so that completion of projects for our customers are not unduly delayed. There can be no assurance that we will be successful in these endeavors.

PATENTS AND PROPRIETARY INFORMATION
-----------------------------------
The Company has obtained United States patents on its STS and SRU1 designs which expire on August 10, 2010 and December 12, 2005, respectively. The Company has applied for international patents with respect to the STS design. The Company intends to continue to seek patents on its products when appropriate. In addition, the Company protects its trade secrets by, among other things, maintaining nondisclosure and confidentiality agreements with its contractors, distributors, employees, and other individuals and companies who are provided with the Company's proprietary information. The Company's trademarks are as follows: 9-1-1 STS(TM), TRAX OSN(TM), Site-Alert(TM), Tel-Alert(TM), and 911 Solutions(TM).

REGULATION
----------
The FCC requires that certain communication devices be tested by a certified facility prior to receiving FCC approval. Testing is designed to demonstrate that devices will not cause harmful interference to telephone communications. In addition, certain jurisdictions may require that the Company's products meet Underwriters' Laboratory (UL) requirements. At June 30,1999, the Company's equipment met both FCC and UL requirements.

EMPLOYEES
---------
At June 30, 1999, the Company had 17 employees, consisting of two administrative, six sales and marketing, and nine operations and development personnel. Periodically, the Company employs contract employees as needed to meet business requirements.


ITEM 2.           DESCRIPTION OF PROPERTIES.
The Company currently leases 7,700 square feet of office and final assembly space in Minneapolis at a monthly rental of approximately $9,600. The leases expire in September 1999 and the Company is exploring leasing alternatives. We are able to extend our lease in our existing space on comparable terms. The Company's headquarters are located at Ten Second Street NE, Suite 212, Minneapolis, Minnesota 55413.


ITEM 3.           LEGAL PROCEEDINGS.
The Company is not a party to any material legal proceedings.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.


EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
The following table provides information with respect to Telident's executive officer as of June 30, 1999. The executive officer has been appointed to serve until his succesor is duly apointed by the Board of Directors or his earlier removal or resignation from office.

         Name                      Age     Position
         ----                      ---     --------
         W. Edward McConaghay      50      President and Chief Executive Officer

     W. Edward McConaghay has been the President, Chief Executive Officer and a member of the Board of Directors of the Company since April 1997. He was President and Chief Executive Officer of Digital Technics, a telecommunications firm, from 1996 to 1997. During 1995, he was a principal in Key

Indicators, a consulting firm specializing in new product and market development for information and technology based businesses. He was Senior Vice President of Sales and Marketing for Deluxe Corporation, a Minnesota check and business forms printing company, from December 1993 to January 1995. From 1983 to 1993 , he served in various executive positions at Northern Telecom, Ltd. Mr. McConaghay currently serves on the board of directors of Medical Graphics Corporation, a designer and provider of solutions for innovative and non-invasive medical diagnostic systems.

PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

The Company's common stock trades on the Nasdaq SmallCap Market under the symbol "TLDT." The following table shows the range of high and low bid prices for the Company's common stock as reported by the Nasdaq SmallCap Market. These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions, and may not represent actual transactions. The prices are adjusted to reflect the 4:1 reverse stock split on January 13, 1998.

                                                           Bid Prices
                                                   ---------------------------
                                                   High                    Low
                                                   ----                    ---
Fiscal 1998
-----------
Quarter ended September 30, 1997                 $  5.25                $  3.50
Quarter ended December 31, 1997                     4.63                   2.25
Quarter ended March 31, 1998                        3.56                   1.00
Quarter ended June 30, 1998                         2.88                   2.06

Fiscal 1999
-----------
Quarter ended September 30, 1998                 $  2.38                $  1.13
Quarter ended December 31, 1998                     2.25                   0.72
Quarter ended March 31, 1999                        7.25                   1.06
Quarter ended June 30, 1999                         2.25                   1.19


APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

At June 30, 1999, the number of holders of the Company's common stock was approximately 1,539 consisting of 297 record holders and approximately 1,242 stockholders whose stock is held by a bank, broker or other nominee.


DIVIDENDS

The Company has never paid a cash dividend on its common stock. The payment of dividends, if any, is at the discretion of the Board of Directors and will depend, among other things, upon the Company's earnings, if any, capital requirements, and financial condition. The Board of Directors intends to reinvest all earnings into the development of the Company's products and markets and does not plan to issue any cash dividends.

During fiscal 1999, holders of Series I convertible preferred stock agreed to relinquish their cumulative dividend rights in exchange for a reduction in the conversion rate. These shareholders subsequently exercised their conversion rights and converted their shares to common stock during the third quarter of fiscal 1999. The Company did not have accumulated preferred stock dividends at June 30, 1999.

RECENT SALES OF UNREGISTERED SECURITIES

In April 1998, Telident entered into a securities purchase agreement with FAMCO III, Limited Liability Company (FAMCO) and Special Situations Private Equity Fund, L.P. (Special Situations), pursuant to which FAMCO and Special Situations each purchased 200,000 shares of Series III convertible preferred stock and warrants to purchase 200,000 shares of common stock yielding aggregate gross proceeds of $1,000,000 in cash. Family Financial Strategies, Inc. is the manager of FAMCO. John Wunsch and Greg Nelson are the sole officers and directors of Family Financial Strategies. Mr. Wunsch has also been a director of Telident since July 1997. MG Advisors, L.L.C. acts as general partner of and investment advisor to Special Situations. Austin W. Marxe and David Greenhouse are the sole members of MG Advisors.

In general, the 400,000 outstanding shares of Series III convertible preferred stock are convertible at a floating rate which depends on the 10-day average closing bid price of the common stock at the time of conversion. The following conversion formula applies to the preferred stock:

                                      $2.50
          -------------------------------------------------------------
          The lesser of (i) $2.50 or (ii) if the 10-day average closing bid price of the common stock is less than $2.50, then 80% of such average price

Based on the 10-day average closing price of approximately $1.34 per share for the period ending August 31, 1999, FAMCO and Special Situations would have been entitled to convert each preferred share into approximately 2.33 common shares. Pursuant to a modification agreement, Telident amended the conversion terms that apply to Special Situations, the owner of 200,000 shares of preferred stock. The modification agreement only applies to those shares of common stock which Special Situations receives upon conversion and sells before the last date that the closing bid price of the common shares exceeds $1.75 for a period of 10 consecutive trading days. During this special conversion period, the phrase "80% of such average price" in the conversion formula shall not exceed $0.785. In other words, as to those shares which Special Situations is able to sell during the special conversion period, the conversion rate will be approximately 3.18 shares of common stock, as opposed to approximatley 2.33 shares of common stock which would otherwise be received upon conversion, for each share of preferred stock. Depending upon the 10-day average closing price at the time of conversion, Telident's average daily trading volume may prevent Special Situations from converting all of its preferred stock during the special conversion period. At the end of the special conversion period, the conversion rate set forth in the modification agreement will no longer apply to the shares of preferred stock then owned Special Situations.

The actual number of common shares issuable upon conversion of the shares of preferred stock is subject to adjustment depending on factors that cannot be predicted at this time, such as the future market price of the common stock. The preferred stock also contains antidilution rights which provide that the number of shares issuable upon conversion will be increased if Telident issues new securities at a price less than $2.50 per share.

FAMCO and Special Situations are entitled to dividends if dividends are paid on the common stock. If dividends are paid on the common stock, a comparable dividend must be paid on the preferred stock. No cumulative dividends are currently outstanding on Telident's preferred stock.

In connection with their purchase of preferred stock, FAMCO and Special Situations each received warrants to purchase 200,000 shares of common stock. Such warrants are exercisable at $3.125 per share and they expire in October 2000. These warrants also contain antidulition rights which provide that the number of shares issuable upon exercise will be increased if Telident issues new securities at a price less than $2.50 per share. Telident may call the warrants if the bid price of the common stock equals or exceeds $4.375 per share for at least 10 consecutive trading days immediately before the call. Telident may not call the warrants during any period in which the registration of the shares underlying the warrants is not effective.

In May 1999, Telident registered for resale the shares of common stock issuable upon conversion of the Series III convertible preferred stock and the shares of common stock issuable upon exercise of the related warrants.

In March 1999, Telident issued 10,000 shares of common stock to Manchester Financial Group, Inc. (Manchester) in connection with Manchester's March 1999 agreement to provide consulting services. Mark W. Sheffert, chairman of Telident's board of directors is the President of Manchester Financial Group.

These issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act. The foregoing securities are restricted as to sale or transfer, unless registered under the Securities Act, and certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition unless registered under the Securities Act. In addition, the recipients of such securities received, or had access to, material information concerning Telident including but not limited to Telident's reports on Form 10-KSB, Form 10-QSB and Form 8-K, as filed with the SEC. No underwriting commissions or discount were paid with respect to the issuances of such securities.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Telident was incorporated in July 1983 and currently designs, manufactures and markets proprietary hardware and software systems which provide the exact location of a 911 telephone call to the emergency dispatcher at the public safety answering point who receives the call. From inception to March 31, 1998, the Telident incurred losses from operations because product sales had not covered expenses. During fiscal 1998, Telident reduced operating expenses by closing three sales offices and changing to inside telephone sales representatives, reduced the use of consultants and outside professional services and limited research and development expenditures to projects that had immediate sales potential. Telident also changed its product offering to increase services and software content to increase margins. The impact of these changes was realized by the end of fiscal 1998 with a profitable fourth quarter.

During fiscal 1999, Telident generated net income for the year for the first time in its history. Due to the impact of preferred stock deemed dividends on reported per share results the Company modified the conversion terms of the Series I convertible preferred stock to eliminate dividends. As a result of the modification, all of the Series I convertible preferred stock was converted to common stock during the year. No cumulative dividends are currently outstanding on Telident's preferred stock.

During fiscal 1998, Telident retained the investment banking firm of Manchester Financial Group, Inc. to assist it with the exploration of strategic options for the Company, which may include the acquisition of or merger with another company or the sale of Telident to another company. Mark W. Sheffert, chairman of Telident's board of directors, is the President of Manchester Financial Group, Inc.

Telident received gross proceeds of $1,250,000 and $1,000,000 from the sales of preferred stock and warrants in the first quarter of fiscal year 1998 and 1999, respectively. The proceeds from the private placements were used to increase Telident's liquidity and to meet the Nasdaq SmallCap Market's requirements for continued listing. At the time of issuance, the preferred stock contained beneficial conversion features which increased the net loss applicable to common shareholders or decreased the net income applicable to common shareholders. The value of the beneficial conversion feature relating to the sale of preferred stock in fiscal year 1998, $312,500, increased the net loss applicable to common shareholders by $0.16 per share for the year. The value of the beneficial conversion feature relating to the sale of preferred stock in fiscal year 1999, $250,000, caused the Company to report a net loss applicable to common shareholders instead of a net profit. The value of the beneficial conversion feature increased the net loss applicable to common shareholders by $0.09 per share for the year ended June 30, 1999. The preferred stock sold in the first quarter of fiscal 1998 was converted into 1,052,189 shares of common stock in the fourth quarter of fiscal 1998.

Based on projected revenue and expenses, Telident believes the $1,000,000 equity transaction in fiscal year 1999, together with cash from operations, will be adequate to fund the Company's working capital requirements at least through June 30, 2000.


RESULTS OF OPERATIONS

The following table presents the statement of operations data as a percentage of net sales for the fiscal years ended June 30, 1999, 1998 and 1997.

                                                                                              PERCENTAGE INCREASE
                                                                                                  (DECREASE)
                                                         FISCAL YEAR                       -------------------------
                                                         -----------                          1999           1998
                                               1999          1998         1997             OVER 1998       OVER 1997
                                               -------------------------------             -------------------------

Net sales                                      100.0%       100.0%       100.0%               18.0%           29.3%
Cost of sales                                   26.8         31.1         32.6                 1.6            23.5
Inventory revaluation                           --           --           13.7                --            (100.0)
                                               -----        -----       ------
  Gross profit                                  73.2         68.9         53.7                25.4            65.8

Sales and marketing                             18.2         33.8         71.2               (36.3)          (38.7)
Product development and operations              17.8         25.1         58.6               (16.2)          (44.5)
General and administrative                      33.7         35.3         67.8                12.7           (32.7)
Restructuring charges                           --           --           22.3                --            (100.0)
                                               -----        -----       ------
Total operating expenses                        69.7         94.2        219.9               (12.6)          (44.6)
                                               -----        -----       ------
   Operating income (loss)                       3.5        (25.3)      (166.2)              116.2            80.3

Interest income (expense), net                   0.8         (1.2)       (10.4)              179.2           (85.0)
Debt conversion expense                         --           --          (38.8)               --            (100.0)
                                               -----        -----       ------
Net income (loss)                                4.3%       (26.5)%     (215.4)%             119.1            84.1
                                               =====        =====       ======

FISCAL 1999 COMPARED TO FISCAL 1998

Net sales in fiscal 1999 increased 18.0% to $2,677,869 compared to $2,269,000 in fiscal 1998. This growth was attributed to Telident's sales and marketing strategies to promote its hardware and software in bundled packages and to sell through direct marketing. At June 30, 1999, Telident had a backlog of orders of approximately $582,000.

Gross margin percentage increased to 73.2% of revenue in fiscal 1999 from 68.9% in fiscal 1998. Increased margins were achieved through decreased material costs and increased sales volumes in service sales.

Operating expenses decreased 12.6% to $1,868,470 in fiscal 1999 compared to $2,137,591 in fiscal 1998 due to:

         * Sales and marketing expenses decreased 36.3% to $487,903 in 1999 compared to $766,080 in 1998. During fiscal 1998, Telident reduced the size of its direct sales force and closed its offices in California, Texas, and Illinois and replaced them with lower cost sales representatives located at Telident's headquarters. The full impact of these reductions was reflected in the fiscal 1999 results.
         * Product development and operations expenses decreased 16.2% to $478,171 in 1999 compared to $570,795 in fiscal 1998. In fiscal 1999, Telident reduced its operations personnel and use of consultants.
         * General and administrative expenses increased 12.7% to $902,396 in 1999 compared to $800,716 in 1998. The increase was primarily due to fees for investment banking services as Telident is exploring strategic options which may include a merger, acquisition or sale of the Company.

Interest income increased $24,267 in fiscal 1999 due to higher average investment balances as a result of the private placement of preferred stock in August 1998 which generated net proceeds of $905,600. Interest expense decreased $24,905 in fiscal 1999 compared to fiscal 1998. Telident experienced a decrease in interest expense for fiscal 1999 as a result of decreases in average bank borrowings and due to an amendment to its credit agreement which reduced the interest rate charged to Telident.


FISCAL 1998 COMPARED TO FISCAL 1997

Net sales in fiscal 1998 increased 29.3% to $2,269,000 compared to $1,754,451 in fiscal 1997. This growth was attributed to Telident's new sales and marketing strategies to promote its hardware and software in bundled packages and to sell through direct marketing. PBX 911 solutions, including hardware and software packages, accounted for 97% of sales in 1998 compared to 88% in 1997. Telident's other products, including maintenance revenues attributable to discontinued Cantus products, the ANI Control System ("ACS") and the Network Control System ("NCS"), collectively accounted for 3% of sales in 1998 compared to 12% of sales in 1997. At June 30, 1998, the Company had a backlog of orders of approximately $675,000.

Gross margin percentage increased to 68.9% of revenue in fiscal 1998 from 53.7% of revenue in fiscal 1997. The primary reasons for the increase were the higher cost of goods sold including the inventory revaluation of $240,245 in 1997 and an increase in software sales, improved operating efficiencies, better control over service costs, and increased sales volumes in software related products in 1998. The 1997 inventory revaluation consisted of $130,245 for specific inventory that was not used in the production process, $35,000 for inventory relating to the discontinued Cantus line, and the recording of a $75,000 reserve for specifically identified items that would not be used in the future.

Operating expenses decreased 44.6% to $2,137,591 in fiscal 1998 compared to $3,858,300 in fiscal 1997 due to:

         * Sales and marketing expenses decreased 38.7% to $766,080 in 1998 compared to $1,248,736 in 1997. During fiscal 1998, the Telident reduced the size of its direct sales force and closed its offices in California, Texas, and Illinois and replaced them with lower cost sales representatives located at company headquarters.

         * Product development and operations expenses decreased 44.5% to $570,795 in 1998 compared to $1,028,464 in 1997. In 1998, Telident reduced its operations personnel and use of consultants. Furthermore, research and development spending was limited on projects with fiscal year 1998 and early fiscal year 1999 sales potential.

         * General and administrative expenses decreased 32.7% to $800,716 in 1998 compared $1,189,581 in 1997. These decreases were due to reduced general and administrative personnel, fewer outside professional services, and lower rent.

         * Restructuring charges of $391,519 were recorded in the third quarter of fiscal 1997 as a result of Telident's decision to discontinue the production and sale of its Cantus products and decrease the number of employees to reduce expenses. Telident expensed the remaining net book value of goodwill associated with the fiscal 1995 acquisition of Cantus Corporation, $268,076, and reduced the number of employees by 45%. The 13 former employees received severance packages totaling $60,515 in 1997. The reduction in the number of employees resulted in Telident having excess office and warehouse space under noncancelable leases with a term of one year. Telident expensed $39,600 relating to these leases in fiscal 1997, of which $9,900 was paid in fiscal 1997 and the remaining $29,700 was paid in 1998. The Company also paid $23,328 in fiscal 1997 for professional services in connection with the above events.

Interest expense, net of interest income, decreased $155,846 in fiscal 1998 period compared to fiscal 1997. Telident experienced a decrease in interest expense for fiscal 1998 as a result of decreases in bank borrowings made possible by a private placement of Telident's preferred stock in July 1997 which generated net proceeds of $1.2 million, and the elimination of $950,000 of debt through redemption and conversion of debt into Telident's common stock in June 1997.

During fiscal 1997, Telident recorded a noncash debt conversion expense of $679,797 when holders with principal balances and accrued interest of $835,000 and $41,775, respectively, elected to convert their debt and accrued interest into 194,500 shares of common stock. Telident temporarily reduced the conversion price of the convertible subordinated debentures from $15.84 to $4.50 per share and agreed to issue a warrant to purchase one share of common stock at $5.64 per share for every two shares of common stock received upon conversion. Telident decided to offer this incentive to improve its balance sheet and reduce future cash flow requirements relating the repayment of the convertible subordinated debentures and accrued interest. Substantially all ($835,000 of $993,000) subordinated convertible debentures holders elected to converted their debt and related accrued interest into 194,950 shares of common stock. In connection with the conversion, Telident issued warrants to purchase 97,475 shares of common stock at $5.64 per share. The warrants expired unexercised on June 30, 1999.


INFLATION

Management believes inflation has not had a material effect on Telident's operations or on its financial condition.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Telident had cash, cash equivalents and restricted cash of $1,232,519 and accounts receivable of $633,760. For the period ended June 30, 1999, net cash provided by Telident's operating activities was $282,999, consisting primarily of the income from operations of $114,653 and depreciation and amortization expense of $207,118, partially offset by an increase in accounts receivable. Telident used $65,215 for payments of capitalized software and purchases of equipment and $149,740 for payments on notes payable and debt. Telident received net proceeds of $905,600 from the sale of preferred stock in August 1998.

Based on projected revenues and expenses, Telident believes that the preferred stock transaction (see Note 4 to the financial statements) together with cash generated from operations will be adequate to fund Telident's working capital requirements at least through June 30, 2000. Telident has no material commitments for capital expenditures for fiscal 2000. At June 30, 1999, Telident had shareholders' equity of $2,217,682.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In July 1999, the FASB issued SFAS No. 137 delaying the efective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The Company has not yet determined the effect SFAS No. 133 will have on its financial position or the results of its operations.


YEAR 2000 READINESS DISCLOSURE

Many currently installed computer systems and software products, which are currently coded to accept only two digit date entries, will need to accept four digit date entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The failure of our products, our vendors or our customers to achieve Year 2000 compliance on a timely basis could materially adversely affect our business, operating results, financial condition and cash flows.

State of readiness. We have completed the assessment of our Year 2000 readiness for operations, focusing on critical operating and applications systems, particularly the Year 2000 compliance of:

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

As a part of our Year 2000 assessment, we simulated the event by inserting key dates leading up to and beyond the Year 2000 in an orchestrated manner for our key infrastructure components, critical business processes and key applications systems. We have addressed all compliance issues identified to date.

Telident's internal accounting software is not Year 2000 compliant; however, we have already purchased and installed Year 2000 compliant accounting software. The conversion of our accounting operations to utilize the new software has been started and will be completed as soon as possible. We anticipate no problems completing the conversion. Our internal telecommunications and data processing systems have all been brought into compliance.

We have completed a compliance survey of our critical vendors. Our key computer and software application suppliers have indicated they are Year 2000 compliant. We have requested and will review our building operator's and utility vendors' plans for becoming Year 2000 compliant.

Costs to address Year 2000 issues. We intend to complete our Year 2000 remediation efforts primarily with in-house resources. In the aggregate, we have spent an estimated $30,000 and anticipate spending an additional $3,000 to $5,000 to complete the conversion of our accounting operations to utilize new software that is Year 2000 compliant.

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

     3. Disruption of supply materials. Several months ago, we began an ongoing process of surveying our vendors with regard to their Year 2000 readiness and we have completed the process of assessing and cataloging the vendors' responses to the survey. Our key computer and software application suppliers have indicated they are Year 2000 compliant. In reviewing our vendors we have determined that we are not dependent on any one vendor for materials. We have alternate sources of supply for the major components of our products which are printed circuit boards and related electronic components.

     4. Disruption of internal computer systems. Telident has simulated the Year 2000 event by inserting key dates leading up to and beyond the Year 2000 in an orchestrated manner for our key infrastructure components, critical business processes and key applications systems. We believe that disruption of our internal computer systems is unlikely and we believe we have addressed all identified compliance issues.

     5. Disruption of non-computer systems. We have completed an assessment of all non-computer systems, including telecommunications, delivery and other services. Although we intend to work with any third party providers of such services to ensure that there will be no disruption in our operations, we believe that if any disruptions do occur, such will be dealt with promptly and will be no more severe with respect to correction or impact than would be an unexpected breakdown of such services and related equipment.

Contingency plans. We recognize the need for Year 2000 contingency plans in the event that remediation is not fully successful or that the remediation efforts of our vendors, suppliers and governmental/regulatory agencies are not timely completed. We intend to address contingency planning during the third and fourth quarters of 1999.

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


ITEM 7.           FINANCIAL STATEMENTS

The following financial statements of the Company are included herein:

     Independent Auditors' Report
     Balance Sheets - June 30, 1999 and 1998
     Statements of Operations - Years Ended June 30, 1999 and 1998 Statements of Shareholders' Equity - Years Ended June 30, 1999 and 1998 Statements of Cash Flows - Years Ended June 30, 1999 and 1998
     Notes to Financial Statements - Years Ended June 30, 1999 and 1998

INDEPENDENT AUDITORS' REPORT



Shareholders and Board of Directors
Telident, Inc.



We have audited the accompanying balance sheets of Telident, Inc. (the Company) as of June 30, 1999 and 1998 and the related statements of operations, shareholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1999 and 1998 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




DELOITTE  & TOUCHE LLP
MINNEAPOLIS, MINNESOTA
AUGUST 2, 1999

                                 TELIDENT, INC.

                                 BALANCE SHEETS

                                                                                             JUNE 30,
                                                                                  -----------------------------
                                                                                      1999             1998
                                                                                  ------------     ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $    925,785     $    258,875
   Restricted cash                                                                     306,734               --
   Trade accounts receivable, net of allowance of $25,000
      and $30,000, respectively                                                        633,760          508,956
   Inventories                                                                         261,758          285,708
   Other                                                                                79,569           76,088
                                                                                  ------------     ------------
     Total current assets                                                            2,207,606        1,129,627

FURNITURE AND EQUIPMENT:
   Furniture and equipment                                                             447,932          501,390
   Accumulated depreciation                                                           (288,775)        (291,955)
                                                                                  ------------     ------------
   Net furniture and equipment                                                         159,157          209,435
INTANGIBLE ASSETS                                                                      198,047          289,672
OTHER ASSETS                                                                            16,855           83,055
                                                                                  ------------     ------------
                                                                                  $  2,581,665     $  1,711,789
                                                                                  ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Note payable                                                                   $     48,051     $     95,271
   Trade accounts payable                                                              138,150          168,069
   Accrued expenses                                                                    127,123          118,123
   Deferred revenue                                                                     19,835           21,053
   Current portion of long-term debt                                                    28,330          101,519
                                                                                  ------------     ------------
     Total current liabilities                                                         361,489          504,035

LONG-TERM DEBT, less current portion                                                     2,494           31,825

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.08 par value, 2,500,000 shares authorized
    Series I, Class A,  converted into common stock at the rate of 6.4
     common shares for each preferred share during fiscal 1999                              --            3,000
    Series III, convertible into common stock equal to the quotient of $2.50 divided by the lesser of $2.50 or 80% of the average of the closing bid price for the shares of common stock on the ten trading days prior to notice of conversion, except for 200,000 shares for which 80% of the average price shall not be more than $.785 until the closing bid price is greater than $1.75 on any ten consecutive trading days, 400,000
     shares outstanding at June 30, 1999                                                32,000               --
   Common stock, $.08 par value, 10,000,000  shares authorized,
     3,037,657 and 2,786,657 shares outstanding, respectively                          243,013          222,933
   Additional paid-in capital                                                       15,490,517       14,612,497
   Accumulated deficit                                                             (13,547,848)     (13,662,501)
                                                                                  ------------     ------------
     Total shareholders' equity                                                      2,217,682        1,175,929
                                                                                  ------------     ------------
                                                                                  $  2,581,665     $  1,711,789
                                                                                  ============     ============

SEE NOTES TO FINANCIAL STATEMENTS.

                                 TELIDENT, INC.

                            STATEMENTS OF OPERATIONS

                                                                                    YEARS ENDED JUNE 30,
                                                                         -------------------------------------
                                                                               1999                  1998
                                                                         ---------------       ---------------
NET SALES                                                                   $  2,677,869          $  2,269,000

COST OF SALES                                                                    716,482               705,088
                                                                         ---------------       ---------------
     Gross profit                                                              1,961,387             1,563,912

OPERATING EXPENSES:
   Sales and marketing                                                           487,903               766,080
   Product development and operations                                            478,171               570,795
   General and administrative                                                    902,396               800,716
                                                                         ---------------       ---------------
     Total operating expenses                                                  1,868,470             2,137,591
                                                                         ---------------       ---------------
     Income (loss) from operations                                                92,917              (573,679)

INTEREST INCOME                                                                   54,487                30,220
INTEREST EXPENSE                                                                 (32,751)              (57,656)
                                                                         ---------------       ---------------
NET INCOME (LOSS)                                                                114,653              (601,115)
PREFERRED STOCK DIVIDENDS                                                       (275,442)             (449,800)
                                                                         ---------------       ---------------
NET LOSS APPLICABLE TO COMMON STOCK                                      $      (160,789)      $    (1,050,915)
                                                                         ===============       ===============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                            $          (.06)      $         (0.54)
                                                                         ===============       ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
BASIC AND DILUTED                                                              2,851,337             1,952,520
                                                                         ===============       ===============



                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 NUMBER OF                 NUMBER OF
                                                 PREFERRED    AMOUNT OF     COMMON       AMOUNT OF      ADDITIONAL
                                                  SHARES      PREFERRED     SHARES        COMMON          PAID-IN      ACCUMULATED
                                                  ISSUED        STOCK       ISSUED        STOCK           CAPITAL        DEFICIT
                                                 --------     --------    ----------     ---------     ------------    ------------
BALANCE, JUNE 30, 1997                             37,500     $  3,000     1,737,131     $ 138,971     $ 13,517,626    $(13,061,386)
Preferred stock issued in private placement,
  net of offering expenses of $56,373             277,778       22,222            --            --        1,171,405              --
Common stock offset against note receivable            --           --        (2,585)         (207)         (11,428)             --
Conversion of preferred stock to common stock,
  net of expenses of $3,022                      (277,778)     (22,222)    1,052,189        84,175          (64,975)             --
Repurchase of fractional shares                        --           --           (78)           (6)            (131)             --
Net loss                                               --           --            --            --               --        (601,115)
                                                 --------     --------    ----------     ---------     ------------    ------------
BALANCE, JUNE 30, 1998                             37,500        3,000     2,786,657       222,933       14,612,497     (13,662,501)
Preferred stock issued in private placement,
  net of offering expenses of $94,400             400,000       32,000            --            --          873,600              --
Conversion of preferred stock to common stock     (37,500)      (3,000)      240,000        19,200          (16,200)             --
Common stock issued for services                       --           --        11,000           880           15,620              --
Value of warrant issued for services                   --           --            --            --            5,000              --
Net income                                             --           --            --            --               --         114,653
                                                 --------     --------    ----------     ---------     ------------    ------------
BALANCE, JUNE 30, 1999                            400,000     $ 32,000     3,037,657     $ 243,013     $ 15,490,517    $(13,547,848)
                                                 ========     ========    ==========     =========     ============    ============


SEE NOTES TO FINANCIAL STATEMENTS.

                                 TELIDENT, INC.

                            STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED JUNE 30,
                                                                 -------------------------
                                                                    1999           1998
                                                                 ---------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $ 114,653     $  (601,115)
   Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
     Depreciation and amortization expense                         207,118         144,118
     Common stock issued for services                               16,500              --
     Value of warrant issued for services                            5,000              --
     Changes in assets and liabilities:
       Trade accounts receivable                                  (124,804)        (76,845)
       Inventories                                                  23,950         144,798
       Other assets                                                 62,719         (35,463)
       Trade accounts payable                                      (29,919)       (131,615)
       Accrued expenses and deferred revenue                         7,782          16,122
                                                                 ---------     -----------
         Net cash provided by (used in) operating activities       282,999        (540,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in restricted cash                                    (306,734)             --
   Payments of patent and capitalized software costs               (19,275)       (240,761)
   Purchases of furniture and equipment                            (45,940)        (21,798)
                                                                 ---------     -----------
         Net cash used in investing activities                    (371,949)       (262,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments on notes payable                                   (47,220)         (6,445)
   Payments of long-term debt                                     (102,520)       (144,908)
   Proceeds from issuance of preferred stock                       905,600       1,193,627
   Payment of costs relating to conversion of preferred stock
    to common stock                                                     --          (3,022)
   Repurchase of fractional shares of common stock                      --            (137)
                                                                 ---------     -----------
         Net cash provided by financing activities                 755,860       1,039,115
                                                                 ---------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          666,910         236,556
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     258,875          22,319
                                                                 ---------     -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $ 925,785     $   258,875
                                                                 =========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION - Interest paid                               $  40,251     $   183,282


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
   Long-term debt incurred for office equipment                  $      --     $    17,186
   Long-term debt incurred for other assets                             --          66,750
   Common stock offered against note receivable                         --          11,635


SEE NOTES TO FINANCIAL STATEMENTS.

TELIDENT, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1:  DESCRIPTION OF BUSINESS ACTIVITIES AND ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS ACTIVITIES
Telident, Inc. (the Company) was organized in July 1983. The Company is a designer and manufacturer of hardware and software for the Enhanced 911 (E911) marketplace and operates solely in this industry segment. The Company provides enhancements to telephone systems (PBXs), as well as providing public safety answering point systems and alternative selective routing equipment for the 911 marketplace throughout the United States. In addition, the Company provides ongoing support services to its customers under separate hardware and software maintenance agreements.

CASH AND CASH EQUIVALENTS

The Company considers all short-term, highly liquid investments that are readily convertible into known amounts of cash and that have original maturities of three months or less to be cash equivalents. The Company's cash equivalents consist primarily of money market accounts. The restricted cash is security for the Company's revolving line of credit with a bank and is available to the Company if the line of credit is repaid and the agreement canceled.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The financial statements include the following financial instruments: cash and cash equivalents; accounts receivable; accounts payable; and notes and debentures payable. At June 30, 1999 and 1998, no separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts.

INVENTORIES
Inventories are stated at the lower of cost (first in, first out method), or market, and consisted of the following:

                                                  JUNE 30,
                                         ------------------------------
                                           1999                  1998
                                         --------              --------
           Raw materials                 $217,868              $235,804
           Work in progress                   335                 1,876
           Finished goods                  43,555                48,028
                                         --------              --------
                                         $261,758              $285,708
                                         ========              ========

FURNITURE AND EQUIPMENT
Furniture and equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives of three to seven years.

INTANGIBLE ASSETS
Intangible assets consisted of the following:

                                                   JUNE 30,
                                             --------------------
                                               1999        1998
                                             --------    --------
           Patents                           $ 35,969    $110,742
           Purchased software development     260,036     338,316
                                             --------    --------
                                              296,005     449,058
           Less accumulated amortization       97,958     159,386
                                             --------    --------
                                             $198,047    $289,672
                                             ========    ========

Patents are being amortized over their estimated lives of five years using the straight line method.

Purchased software development costs are expensed until the point that technological feasibility and proven marketability of the product are established. Development of the software after such point will result in capitalized software costs which are amortized over their estimated life of three years using the straight line method. Amortization expense was $104,181 and $32,518 during the years ended June 30, 1999 and 1998, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS
The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company records impairment losses on long-lived assets used in operations when events or changes in circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. As if June 30, 1999, the Company did not consider any of its assets to be impaired.

DEFERRED REVENUE
Deferred revenue primarily represents payments received for ongoing customer support to be provided by the Company. These revenues are recognized over the period for which the related services are provided.

REVENUE RECOGNITION
Revenue is recognized on product shipment or completion of the service.

RESEARCH AND DEVELOPMENT
The costs of Company sponsored research and development related to both present and future products are expensed as incurred. The research and development portion of the Company's development expenditures for fiscal 1999 and 1998 were $131,112 and $124,674, respectively.

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

STOCK BASED COMPENSATION
The Company has adopted Financial Accounting Standards Board (FASB) SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company accounts for stock option grants and awards to employees in accordance with APB No. 25 and related interpretations.

NET LOSS PER COMMON SHARE
Basic net loss per common share is computed by dividing net loss applicable to common stock (net loss less preferred stock dividends) by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss applicable to common stock (net loss less preferred stock dividends) by the weighted average number of common shares outstanding and the exercise of stock options and warrants using the treasury stock method, if dilutive. Diluted net loss per share for fiscal 1999 and 1998 are the same as basic net loss per share due to the antidilutive effect of the assumed exercise of stock options and warrants.

Fiscal 1999 diluted net loss per common share excludes stock options and warrants to purchase 1,183,495 shares of common stock at a weighted average price of $4.66 per share due to their antidilutive effect. Fiscal 1998 diluted net loss per common share excludes stock option and warrants to purchase 775,426 shares of common stock at a weighted average price of $5.54 per share due to their antidilutive effect.

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

COMPREHENSIVE INCOME
The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes all changes in shareholders' equity except those resulting from investments by and distributions to owners. For the years ended June 30, 1999 and 1998 there was no diffence between net income (loss) and comprehensive income (loss).

RECENTLY ISSUED ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In July 1999, the FASB issued SFAS No. 137 delaying the efective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The Company has not yet determined the effect SFAS No. 133 will have on its financial position or the results of its operations.


NOTE 2:  FINANCING ACTIVITIES

NOTES PAYABLE
The Company has a revolving line of credit with a bank providing advances up to $300,000. The line of credit is secured by $300,000 of the Company's cash equivalents. The loan agreement also contains provisions requiring minimum net worth and limitations on debt. The Company was in compliance with the financial convenants at June 30, 1999. Interest on the line of credit is payable monthly at the bank's base rate plus 2.0% (9.75% at June 30, 1999). The line of credit agreement is cancelable by the bank at any time. Borrowings under this agreement were $48,051 as of June 30, 1999 with additional availability of $251,949. Prior to October 1998, the line of credit was $750,000, interest was at the bank's base rate plus 7.5%, and was secured by all of the Company's assets.

LONG-TERM DEBT
Long-term debt at June 30 consisted of the following:

                                                1999         1998
                                              --------    --------
           Debentures, paid in fiscal 1999    $     --    $ 50,000
           Note payable                         14,800      48,371
           Capital lease obligations
            (see Note 3)                        16,024      34,973
                                              --------    --------
                                                30,824     133,344

           Less current maturities              28,330     101,519
                                              --------    --------
                                              $  2,494    $ 31,825
                                              ========    ========

During 1998, the Company financed a portion of an insurance policy covering three years with the proceeds from a note. The note has an interest rate of 8.02% and is due in monthly installments of $3,020 through fiscal 2000.

At June 30, 1999, principal payments on the note payable and capital lease obligations in the fiscal years ending June 30 are as follows:

           2000                                $   28,330
           2001                                     2,494
                                               ----------
                                               $   30,824
                                               ==========

NOTE 3:  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS
The Company leases its office space under an operating lease which expires September 30, 1999. The Company is negotiating a new lease. The Company also leases certain office equipment under a capital lease agrement. The following is a schedule of the minimum rental payments under the leases for the years ending June 30:

                                              CAPITAL LEASE     OPERATING LEASE
                                              -------------     ---------------
           2000                                $   14,172        $    28,904
           2001                                     2,517                 --
                                               ----------        -----------
           Total minimum lease payments            16,689        $    28,904
           Less amount representing interest          665        ===========
                                               ----------
           Present value of net minimum
            payments                               16,024
           Less current portion of capital
            lease                                  13,530
                                               ----------
           Long-term portion of capital
            lease                              $    2,494
                                               ==========


Rent expense incurred was $109,503 and $130,510 during the years ended June 30, 1999 and 1998, respectively.

Furniture and office equipment includes $62,019 of leased office equipment at June 30, 1999 and 1998, respectively. Related accumulated amortization aggregated $27,572 and $15,169 at June 30, 1999, and 1998, respectively.

CONTINGENCIES
The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that any judgement or settlement resulting from pending or threatened litigatioin will not have a material adverse effect on the financial condition or results of operations of the Company.


NOTE 4:  EQUITY TRANSACTIONS

REVERSE STOCK SPLIT
In January 1998, the Board of Directors declared a one-for-four reverse stock split. All references in the financial statements to number of shares and per share amounts have been restated to reflect the split. In connection with the reverse stock split, the Company repurchased fractional shares totaling 78 shares for $137.

ISSUANCE OF PREFERRED AND COMMON STOCK
In August 1998, the Company completed the sale of 400,000 shares of Series III convertible preferred stock and issued warrants in the aggregate to purchase 400,000 shares of common stock to two investors for $1,000,000 ($2.50 per unit). The warrants are exercisable at $3.125 per share and will expire in October, 2000. The warrants may be called by the Company at a price of $4.38. The Company incurred offering cost of $94,400 and subsequently registered for resale the shares issuable upon conversion/exercise. Each share of the Series III convertible preferred stock is convertible at the option of the holder into common stock equal to the quotient of $2.50 divided by the lesser of $2.50 and 80% of the average of the closing bid price for the shares of common stock on the ten trading days prior to the date that the Company receives written notice of conversion. For 200,000 of the shares, 80% of the average closing bid price shall be not be greater than $.785 until such time as the closing bid price for the common stock is greater than $1.75 on any ten consecutive trading days after May 11, 1999. The value of the beneficial conversion feature, $250,000, was recorded as a deemed preferred stock dividend on the date of issuance, which decreased net income applicable to common stock in the calculation of basic and diluted net loss per share.

In July 1997, the Company completed an $1.25 million equity transaction in the form of 277,778 shares of Series II Convertible Preferred Stock with FAMCO. FAMCO also received warrants to purchase 364,907 shares of common stock. The warrants are exercisable at $4.83 per share and expired on July 23, 1999. FAMCO converted the preferred stock into 1,052,189 shares of common stock in April 1998. Assuming the Series II Class A Convertible Preferred Stock conversion had taken place in July 1997, the Company's basic and diluted loss per share for the year ended June 30, 1998, would have been $(.24). The Series II Convertible Preferred Stock contained a beneficial conversion feature. The value of the beneficial conversion feature, $312,500, was recorded as a deemed preferred stock dividend at the date of issuance, which increased the net loss applicable to common stock in the calculation of basic and diluted net loss per share.

On June 30, 1994, three directors of the Company, were issued a combined total of 62,500 voting shares of Series I Class A Convertible Preferred Stock at $16.00 per share, resulting in proceeds to the Company of $1,000,000, which was utilized to pay-off the existing bank line of credit. These shares paid a yearly dividend at the rate of 1% over the prime rate from time to time of National City Bank of Minneapolis and were redeemable at the Company's option. The Company had redeemed 25,000 shares of the preferred stock. The Company had not paid dividends since March 31, 1997. During the second quarter of fiscal 1999, $96,200 of accumulated dividends on the Series I Convertible Preferred Stock were canceled in exchange for re-pricing the conversion feature from one share of common stock for each share of preferred stock to 6.4 shares of common stock per share of preferred stock. During the third quarter of fiscal 1999 the holders of the Company's Series I Convertible Preferred Stock converted their 37,500 shares to 240,000 shares of common stock.

None of the preferred stock dividends shown on the Statement of Operations will ever be paid by the Company. The Company has not paid dividends on Series I convertible preferred stock since March 31, 1997. As discussed above, the accumulated dividends on Series I convertible preferred stock were canceled in exchange for repricing the conversion feature from one share of common stock for each share of preferred stock to 6.4 common shares for each share of preferred stock. The preferred stock divdidends on the Statement of Operations also includes the value assigned to the beneficial conversion feature of the Series III and II convertible preferred stock of $250,000 and $312,500 for the fiscal years ended June 30, 1999 and 1998, respectively. In April 1998, all of the Company's Series II convertible preferred stock was converted into 1,052,189 shares of common stock. As a result of the conversion, $334,500 of deemed dividends for the year ended June 30, 1998 will not be paid.

WARRANTS
The Company has issued warrants to directors, investors and selling agents, and in connection with the issuances of debt and equity securities. A summary of the Company's common stock warrants activity follows:

                                                                  WEIGHTED
                                              NUMBER OF SHARES  AVERAGE PRICE
                                              OF COMMON STOCK    PER SHARE
                                              ---------------    ---------

           Outstanding at June 30, 1997           221,393          $ 9.88
           Warrants issued - directors            112,500            1.56
           Warrants issued - equity private
            placement                             364,907            4.83
           Warrants issued - consultants           50,000            2.69
           Warrants expired                       (13,893)          16.00
                                                  -------
           Outstanding at June 30, 1998           734,907            5.50
           Warrants issued - equity private
            placement                             400,000            3.13
           Warrants canceled - consultants        (50,000)           2.69
           Warrants expired                       (97,475)           5.64
                                                  -------
           Outstanding at June 30, 1999           987,432          $ 4.67
                                                  =======          ======
           Exercisable at June 30, 1999           887,432          $ 5.06
                                                  =======          ======


STOCK OPTIONS
The Company's 1988 Stock Option Plan expired in December 1998. The 1988 plan provided for the granting of options to certain employees, officers and directors of the Company to purchase up to a maximum of 168,750 shares of common stock. At June 30, 1999, there were 92,207 options outstanding under the 1988 plan. The 1998 Stock Option Plan was adopted in October 1998. The 1998 plan reserved 350,000 shares for the granting of options to employees, officers and directors of the Company. The options vest over a five year period and expire seven years after being granted, except in the case of directors who vest 50% one year from date of grant and the remainder over a two year period. Canceled options are available for future grant under the plans.

A summary of the status of the Company's stock options are presented below:

                                                          1999                           1998
                                                 -----------------------      --------------------------
                                                          Weighted                        Weighted
                                                          Average                         Average
                                                 Shares   Exercise Price      Shares      Exercise Price
                                                 ------   --------------      ------      --------------
           Outstanding at beginning of year      90,519      $ 4.33           94,058         $ 8.16
           Granted                               34,828        2.50           51,832           3.91
           Expired                                 (375)      13.60               --             --
           Terminated                           (26,384)      10.31          (55,371)         10.31
                                                --------                     -------
           Outstanding at end of year            98,588      $ 3.63           90,519         $ 4.33
                                                ========     ======          =======         ======

           Options exercisable at year end       34,277      $ 4.27            9,262         $ 5.75
                                                ========     ======          =======         ======
           Options available for future grants  343,619                       37,081
                                                ========                     =======


Pro forma information regarding net loss applicable to common stock and loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                                                  1999           1998
                                                                  ----           ----
           Net loss applicable to common stock, as
            reported                                          $  (160,789)   $(1,050,915)
           Net loss applicable to common stock, pro forma        (239,725)    (1,095,636)

           Net loss per common share, basic and diluted,
            as reported                                       $     (.06)    $     (.54)
           Net loss per common share, basic and diluted,
            pro forma                                               (.08)          (.56)

The fair value of each option grant for the pro forma disclosure required by SFAS 123 is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

                                                             1999             1998
                                                             ----             ----
           Dividend yield                                   None              None
           Expected volatility                              104%              79%
           Expected life of option                          7 years           7 years
           Risk-free interest rate                          4.6%              6.1%
           Fair value of options on grant date             $1.00             $2.65

The following table summarizes information about stock options at June 30, 1999:

                                           OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                               ------------------------------------------         -----------------------------
                                                Weighted
                                                 Average
                                                Remaining         Weighted                         Weighted
                Range of          Number     Contractual Life     Average           Number          Average
            Exercise Prices    Outstanding       (Years)        Exercise Price    Exercisable    Exercise Price
            ---------------    -----------   ----------------   --------------    -----------    --------------
                                                                               V
           $ 1.56  - $ 3.13       41,957          6.32             $  2.47           4,127           $2.36
             4.00  -   5.37       55,819          5.06                4.44          29,500            4.46
             8.00  -  19.00          812          8.00                8.00             650            8.00
                                  ------                                            ------
                                  98,588          5.58             $  3.63          34,277           $4.27
                                  ======          ====             =======          ======           =====

NOTE 5:  MAJOR CUSTOMERS

Sales to one of the Company's major distributors amounted to 11% of total sales for the fiscal year ended June 30, 1999. During fiscal 1998, no customer accounted for 10% or more of total sales.

NOTE 6:  BENEFIT PLAN

All employees of the Company may participate in a defined contribution plan established in October 1996, under the provisions of Section 401(k) of the Internal Revenue Code. The plan provides for a contribution by the employee of up to 15% of their gross earnings. Currently the Company does not contribute to the plan.


NOTE 7:  INCOME TAXES

Income tax expense for the year ended June 30,1999, has been offset by a reduction in the valuation allowance for deferred taxes. The benefit for income taxes has been offset by a valuation allowance for the year ended June 30, 1998, because the Company's net operating losses could not be carried back and future realization of the net operating loss carryforwards is uncertain.

A reconciliation between taxes computed at the expected federal income tax rate and the effective tax rate for the years ended June 30, is as follows:

                                                        1999           1998
                                                        ----           ----
           Tax expense (benefit) computed at
           statutory rates                          $  40,000       $(210,000)
           State taxes, net of federal effect           8,500         (39,000)
           Change in valuation allowance              (45,000)        226,000
           Other                                       (3,500)         23,000
                                                    ---------       ---------
                                                    $      --       $      --
                                                    =========       =========

At June 30, 1999, the Company has available net operating loss and research and development tax credit carryforwards. Realization of these carryforwards may be subject to provisions of IRC Section 382, which limits the utilization of net operating losses if more than 50 percent of the Company's ownership changes within a three year period. These net operating loss and tax credit carryforwards expire as follows:

           EXPIRATION DATES            NET OPERATING LOSS     TAX CREDIT
           ----------------            ------------------     ----------
           2001-2005                       $    945,200        $ 26,700
           2006                               1,057,700          38,700
           2007                                 959,400          30,900
           2008                               1,668,600          53,100
           2009                               1,551,600          49,900
           2010                                 817,600          36,400
           2011                               1,648,100              --
           2012                               2,444,700          27,500
           2013                                 824,100          10,300
           2014                                      --           2,300
                                           ------------        --------
                                           $ 11,917,000        $275,800
                                           ============        ========

The tax effect of the temporary differences, tax carryforwards, and valuation allowances at June 30, is as follows:

                                                    1999             1998
                                                    ----             ----
           Deferred tax assets
              Loss and credit carryforwards     $  5,043,000    $   5,090,000
              Intangible assets                      134,000          147,400
              Other                                  138,000          122,600
                                                ------------    -------------
                                                   5,315,000        5,360,000
           Valuation allowance for deferred
              tax assets                          (5,315,000)      (5,360,000)
                                                ------------    -------------
                                                $         --    $          --
                                                ============    =============


NOTE 8:       RELATED PARTY TRANSACTIONS

During fiscal 1998, the Company entered into a consulting agreement with a member of the board of directors. As compensation for services the Company issued a warrant for 100,000 shares of common stock at $1.188 per share. The warrant may be exercised commencing Februrary 2003 and expires the earlier of Februrary 2005 or the termination of the consulting agreement. The vesting of the warrant accelerates upon the Company's achievement of certain financial results.

In June 1998, the Company entered into an engagment agreement with Manchester Financial Group, Inc. to provide investment banking services. A member of the board of directors is the President of Manchester Financial Group, Inc. Under the terms of the agreement Manchester is entitled to receive a monthly fee of $6,500 and upon the acquisition of another company a cash fee equal to 3% of the transaction plus warrants to purchase 100,000 shares of common stock. In connection with this agreement the Company issued warrants in the aggregate to purchase 50,000 shares of common stock to Manchester and to an employee of Manchester. During fiscal 1999, the warrants to purchase 50,000 shares of common stock were canceled.

In March 1999, the Company entered into a consulting agreement with Manchester Financial Group, Inc. As compensation under this agreement the Company issued 10,000 shares of common stock to Manchester Financial Group, Inc.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Information in response to this item is incorporated by reference herein from the sections entitled "Proposal No.1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" within the Company's 1999 proxy statement.


ITEM 10. EXECUTIVE COMPENSATION
Information in response to this item is incorporated by reference herein from the section entitled "Executive Compensation" within the Company's 1999 proxy statement.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information in response to this item is incorporated by reference herein from the section "Security Ownership of Certain Beneficial Owners and Management" within the Company's 1999 proxy statement.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Information in response to this item is incorporated by reference herein from the section "Certain Relationships and Related Transactions" within the Company's 1999 proxy statement.


ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS:

                                                                              PAGE NUMBER OR INCORPORATION
NO.        DESCRIPTION                                                               BY REFERENCE TO
========== ======================================================= ====================================================
3.1        Articles of Incorporation, as amended, of the Company   Incorporated herein by reference to the Company's
                                                                   Annual Report on Form 10-KSB for the year ended
                                                                   June 30, 1998.
---------- ------------------------------------------------------- ----------------------------------------------------
3.2        Bylaws, as amended, of the Company                      Incorporated herein by reference to the Company's
                                                                   Registration Statement on Form SB-2 Reg. No.
                                                                   333-04311.
---------- ------------------------------------------------------- ----------------------------------------------------

---------- ------------------------------------------------------- ----------------------------------------------------
4.1        Specimen form of the Company's Common Stock             Incorporated herein by reference to the Company's
           certificate                                             Registration Statement on Form SB-2 Reg. No.
                                                                   333-04311.
---------- ------------------------------------------------------- ----------------------------------------------------
4.2        Form of Warrant issued pursuant to October 1995 Unit    Incorporated herein by reference to the Company's
           offering                                                Registration Statement on Form SB-2 Reg. No.
                                                                   33-99054.
---------- ------------------------------------------------------- ----------------------------------------------------
4.3        Promissory Note and Security Agreement dated February   Incorporated herein by reference to the Company's
           3, 1995 between Registrant and Norwest Credit, Inc.     Annual Report on Form 10-KSB for the year ended
                                                                   June 30, 1995.
---------- ------------------------------------------------------- ----------------------------------------------------
4.4        Collateral Pledge Agreement dated October 22, 1998
           between the Company and Norwest Credit, Inc.
---------- ------------------------------------------------------- ----------------------------------------------------
4.5        Second Amendment to Security Agreement dated October
           22, 1998 between the Company and Norwest Credit,
           Inc.
---------- ------------------------------------------------------- ----------------------------------------------------
4.6        Form of May 1996 Bridge Loan Agreement, including       Incorporated herein by reference to the Company's
           form of Promissory Note and Warrant Agreement           Registration Statement on Form SB-2 Reg. No.
                                                                   333-04311.
---------- ------------------------------------------------------- ----------------------------------------------------
4.7        Telident, Inc. Stock Option Plan of 1988, Form of       Incorporated herein by reference to the Company's
           Incentive Stock Option Agreement and Form of            Registration Statement on Form S-8 Reg. No.
           Nonstatutory Stock Option Agreement                     33-25922C.
---------- ------------------------------------------------------- ----------------------------------------------------
4.8        Telident, Inc. Stock Option Plan of 1998, Form of       Incorporated herein by reference to the Company's
           Incentive Stock Option Agreement and Form of            1998 Proxy Statement.
           Nonstatutory Stock Option Agreement
---------- ------------------------------------------------------- ----------------------------------------------------
4.9        Form of Warrant issued to FAMCO III Limited Liability   Incorporated herein by reference to the Company's
           Company and Special Situations Private Equity Fund,     Annual Report on Form 10-KSB for the year ended
           L.P., dated April 13, 1998                              June 30, 1998.
---------- ------------------------------------------------------- ----------------------------------------------------
4.10       Form of Warrant issued upon conversion of 10% Series    Incorporated herein by reference to the Company's
           B Convertible Debentures, dated June 30, 1997           Annual Report on Form 10-KSB for the year ended
                                                                   June 30, 1998.
---------- ------------------------------------------------------- ----------------------------------------------------
4.11       Amended Warrant issued to Mack Traynor dated March 25,
           1999.
---------- ------------------------------------------------------- ----------------------------------------------------
10.1       Stock Purchase Agreement between the Company and        Incorporated herein by reference to the Company's
           FAMCO III Limited Liability Company and Special         Annual Report on Form 10-KSB for the year ended
           Situations Private Equity Fund, L.P., dated  April 13,  June 30, 1998.
           1998.
---------- ------------------------------------------------------- ----------------------------------------------------
10.2       Modification Agreement to the Stock Purchase            Incorporated herein by referencd to the Company's
           Agreement between the Company and Special Situations    Report on Form 10-QSB for the quarter ended
           Private Equity Fund, L.P. dated December 29, 1998.      December 31, 1998.
---------- ------------------------------------------------------- ----------------------------------------------------
10.3       Engagement Agreeement between the Company and           Incorporated herein by reference to the Company's
           Manchester Financial Group, Inc. dated June 13, 1998    Annual Report on Form 10-KSB/A for the year ended
                                                                   June 30, 1998.
---------- ------------------------------------------------------- ----------------------------------------------------
10.4       Letter Agreement between the Company and Mack V.        Incorporated herein by reference to the Company's
           Traynor dated April 13, 1999.                           Annual Report on Form 10-KSB/A for the year ended
                                                                   June 30, 1998.
---------- ------------------------------------------------------- ----------------------------------------------------
10.5       Consulting Agreement between the Company and
           Manchester Financial Group, Inc. dated March 1, 1999.
---------- ------------------------------------------------------- ----------------------------------------------------
23         Consent of Deloitte and Touche LLP
---------- ------------------------------------------------------- ----------------------------------------------------
27         Financial Data Schedule


(b)      REPORTS ON FORM 8-K:


No reports on Form 8-K were filed during the last quarter of the period ended June 30, 1999.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 24, 1999.

                                 TELIDENT, INC.

                                 By     /s/ W. Edward McConaghay
                                 ----------------------------------------------
                                 W. Edward McConaghay
                                 President and Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Mark W. Sheffert                                                               September 24, 1999
-----------------------------------------------------------------------
Mark W. Sheffert, Chairman of the Board and Director

/s/ W. Edward McConaghay                                                           September 24, 1999
-----------------------------------------------------------------------
W. Edward McConaghay, President, Chief Executive Officer
and Director (Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

/s/ Scott R. Anderson                                                              September 24, 1999
-----------------------------------------------------------------------
Scott R. Anderson, Director

/s/ Willis K. Drake                                                                September 24, 1999
-----------------------------------------------------------------------
Willis K. Drake, Director

/s/ David F. Durenberger                                                           September 24, 1999
-----------------------------------------------------------------------
David F. Durenberger, Director

/s/ John D. Wunsch                                                                 September 24, 1999
-----------------------------------------------------------------------
John D. Wunsch, Director

/s/ Mack V. Traynor, III.                                                          September 24, 1999
-----------------------------------------------------------------------
Mack V. Traynor, III., Director

                                    EXHIBIT INDEX

Exhibit
Number       Description
------       -----------
4.4          Collateral Pledge Agreement dated October 22, 1998 between the
             Company and Norwest Credit, Inc.
4.5          Second Amendment to Security Agreement dated October 22, 1998 between the Company and Norwest Credit, Inc.
4.11         Amended Warrant issued to Mack Traynor dated March 25, 1999.
10.5         Consulting Agreement between the Company and Manchester Financial
             Group, Inc. dated March 1, 1999.
23           Consent of Deloitte and Touche LLP
27           Financial Data Schedule