Form 10QSB
period 1999-09-30
TELIDENT INC /MN/
filed 1999-11-12
CIK 845047

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended September 30, 1999

|_| Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to ______________

Commission file number    0-20887

                                 TELIDENT, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Minnesota                                     41-1533060
--------------------------------------------------     -------------------------
        (State or Other Jurisdiction of                     (I.R.S. Employer
        Incorporation or Organization)                     Identification No.)

        10 Second Street NE, Suite 212
             Minneapolis, Minnesota                               55413
--------------------------------------------------     -------------------------
     (Address of principal executive offices)                   (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 1999: i) 3,037,657 shares of Common Stock, par value $.08 per share and ii) 400,000 shares of Series III Convertible Preferred Stock, par value $.08 per share.

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION.................................................3

   ITEM 1. Financial Statements................................................3

      Condensed Balance Sheets (unaudited) as of September 30, 1999 and June 30, 1999........................................................3

      Condensed Statements of Operations (unaudited) for the three months ended September 30, 1999 and 1998........................................4

      Statements of Shareholders' Equity (unaudited) for the three months ended September 30, 1999.................................................5

      Condensed Statements of Cash Flows (unaudited) for the three months ended September 30, 1999 and 1998........................................6

      Notes to Consolidated Financial Statements...............................7

   ITEM 2. Management Discussion and Analysis or Plan of Operation.............8

PART II  OTHER INFORMATION....................................................13

   ITEM 6. Exhibits and Reports on Form 8-K...................................13

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                 TELIDENT, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 September 30,        June 30,
                                                                                     1999               1999
                                                                                 -------------     -------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                     $     936,373     $     925,785
   Restricted cash                                                                     310,462           306,734
   Trade accounts receivable, net of allowance for doubtful
       accounts of $25,000 at both dates                                               411,454           633,760
   Inventories                                                                         259,710           261,758
   Other                                                                                87,260            79,569
                                                                                 -------------     -------------
            Total current assets                                                     2,005,259         2,207,606

FURNITURE AND EQUIPMENT:
   Furniture and equipment                                                             451,041           447,932
   Accumulated depreciation                                                           (309,825)         (288,775)
                                                                                 -------------     -------------
   Net furniture and equipment                                                         141,216           159,157
INTANGIBLE ASSETS, less accumulated amortization of $119,273
  and $97,958, respectively                                                            195,352           198,047
OTHER ASSETS                                                                             8,605            16,855
                                                                                 -------------     -------------
                                                                                 $   2,350,432     $   2,581,665
                                                                                 =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                                                 $      40,852     $      48,051
   Trade accounts payable                                                               89,035           138,150
   Accrued expenses                                                                     57,492           127,123
   Deferred revenue                                                                     23,054            19,835
   Current portion of long-term debt                                                    15,810            28,330
                                                                                 -------------     -------------
            Total current liabilities                                                  226,243           361,489

LONG-TERM DEBT, less current portion                                                     1,002             2,494
COMMITMENT AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, $.08 par value, 2,500,000 shares authorized
      Series III, convertible into common stock equal to the quotient of
      $2.50 divided by the lesser of $2.50 or 80% of the average of the closing bid price for the shares of common stock on the ten trading days prior to notice of conversion, except for 200,000 shares for which
      80% of the average price shall not be more than $.785 until the closing bid price is greater than $1.75 on any ten consecutive trading days,
      400,000 shares outstanding                                                        32,000            32,000
   Common stock, $.08 par value, 10,000,000 shares authorized,
       3,037,657 shares outstanding                                                    243,013           243,013
   Additional paid-in capital                                                       15,490,517        15,490,517
   Accumulated deficit                                                             (13,642,343)      (13,547,848)
                                                                                 -------------     -------------
      Total shareholders' equity                                                     2,123,187         2,217,682
                                                                                 -------------     -------------
                                                                                 $   2,350,432     $   2,581,665
                                                                                 =============     =============


            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                           September 30,
                                                   -----------------------------
                                                       1999             1998
                                                       ----             ----
NET SALES                                          $    433,827     $    717,503

COST OF SALES                                           116,262          185,537
                                                   ------------     ------------

GROSS PROFIT                                            317,565          531,966

OPERATING EXPENSES:
   Sales and marketing                                  101,004          142,715
   Product development and operations                   146,356          103,038
   General and administrative                           175,803          230,037
                                                   ------------     ------------
            Total operating expenses                    423,163          475,790
                                                   ------------     ------------

            (Loss) income from operations              (105,598)          56,176

INTEREST INCOME AND OTHER, NET                           13,729           10,456
INTEREST EXPENSE                                         (2,626)         (15,293)
                                                   ------------     ------------

NET (LOSS) INCOME                                       (94,495)          51,339

PREFERRED STOCK DEEMED DIVIDENDS                             --         (275,442)
                                                   ------------     ------------

NET LOSS APPLICABLE TO COMMON STOCK                $    (94,495)    $   (224,103)
                                                   ============     ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED      $      (0.03)    $      (0.08)
                                                   ============     ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
  BASIC AND DILUTED                                   3,037,657        2,787,142
                                                   ============     ============


            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                  CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                Number of       Amount of       Number of       Amount of      Additional
                                Preferred       Preferred        Common          Common          Paid-in       Accumulated
                              Shares Issued       Stock       Shares Issued       Stock          Capital         Deficit
                              -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, June 30, 1999              400,000   $      32,000       3,037,657   $     243,013   $  15,490,517   $ (13,547,848)

Net loss                                 --              --              --              --              --         (94,495)
                              -------------   -------------   -------------   -------------   -------------   -------------

BALANCE, September 30, 1999         400,000   $      32,000       3,037,657   $     243,013   $  15,490,517   $ (13,642,343)
                              =============   =============   =============   =============   =============   =============


            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                                     September 30,
                                                             -----------------------------
                                                                 1999             1998
                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                         $    (94,495)    $     51,339
   Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
      Depreciation and amortization expense                        42,365           43,700
      Common stock issued for services                                 --            1,600
      Changes in assets and liabilities:
         Trade accounts receivable                                222,306         (135,109)
         Inventories                                                2,048           (5,887)
         Other assets                                                 559           56,797
         Trade accounts payable                                   (49,115)         (22,299)
         Accrued expenses and deferred revenue                    (66,412)          18,146
                                                             ------------     ------------
              Net cash provided by operating activities            57,256            8,287

CASH FLOWS FROM INVESTING ACTIVITIES

   Increase in restricted cash                                     (3,728)              --
   Payments of patent and capitalized software costs              (18,620)              --
   Purchase of furniture and equipment                             (3,109)         (15,115)
                                                             ------------     ------------
         Net cash used in investing activities                    (25,457)         (15,115)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (payments) borrowings on notes payable                      (7,199)          94,471
   Payments of long-term debt                                     (14,012)         (62,784)
   Proceeds from issuance of preferred stock, net                      --          969,822
                                                             ------------     ------------
      Net cash (used in) provided by financing activities         (21,211)       1,001,509
                                                             ------------     ------------

   NET INCREASE IN CASH AND CASH EQUIVALENTS                       10,588          994,681
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               925,785          258,875
                                                             ------------     ------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    936,373     $  1,253,556
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

     The results of operations for the three month period ended September 30, 1999 do not necessarily indicate the results to be expected for the full year. These statements should be read in conjunction with the Company's financial statements and notes thereto, contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

2.   INVENTORIES

     Inventories are stated at the lower of cost or market using the first in, first out method, and consisted of the following:

                           September 30,       June 30,
                               1999              1999
                               ----              ----

       Raw materials       $     214,773    $     217,868
       Work in progress              798              335
       Finished goods             44,139           43,555
                           -------------    -------------
                           $     259,710    $     261,758
                           =============    =============


3.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In July 1999, the FASB issued SFAS No. 137 delaying the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The Company has not yet determined the effect SFAS No. 133 will have on its financial position or the results of its operations.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

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


RESULTS OF OPERATIONS

     For the three months ended September 30, 1999, Telident recorded a net loss of $94,495 compared to net income of $51,339 for the same period in fiscal 1999.

REVENUES

     Revenues consist of equipment sales of the Company's hardware and software systems for enhanced 911 service, mainly from Telident's Station Translation System (STS) for PBX systems and packages of hardware and software applications providing "total PBX 9-1-1 solutions." The Company also generates revenues from services and extended warranty contracts.

     Revenues for the three months ended September 30, 1999 were $433,827 compared to $717,503 for the same period in fiscal year 1999. The delay in the Illinois state law mandating enhanced 911 capability on existing PBX's from June 30, 1999 to June 30, 2000 may have negatively impacted sales in the quarter. The revenue decrease may also be due to customers deciding not to order new systems until after January 1, 2000 due to concerns over Year 2000 issues.

GROSS MARGIN

     Gross margin for the three months ended September 30, 1999 decreased to 73.2% compared to 74.1% for the same period in fiscal year 1999. This decrease was due to product mix fluctuations.

SALES AND MARKETING

     Sales and marketing expenses for the three months ended September 30, 1999 decreased to $101,004 from $142,715 for the same period in fiscal year 1999. This decrease resulted from lower commission expense due to lower sales during the quarter and decreased consulting expenses.

PRODUCT DEVELOPMENT AND OPERATIONS

     Product development and operations expenses for the three months ended September 30, 1999 increased to $146,356 from $103,038 during the same period in fiscal year 1999. This increase was due to increased use of consultants for development and the hiring of an additional project manager.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the three months ended September 30, 1999 decreased to $175,803 from $230,037 during the same period in fiscal year 1999. This decrease was due to lower salary expense and lower consulting expenses.

INTEREST INCOME AND OTHER, NET

     Interest income and other income and expense for the three months ended September 30,1999 was $13,729 compared to $10,456 in the same period in fiscal year 1999. This increase was due to the higher level of investment balances for the entire quarter due to the sale of preferred stock completed in August 1998.

INTEREST EXPENSE

     Interest expense for the three months ended September 30, 1999 was $2,626 compared to $15,293 for the same period in fiscal 1999. The decrease was due to decreased average outstanding borrowings and lower interest rates.

DIVIDENDS

     The Company has never paid a cash dividend on its common stock. The payments of dividends, if any in the future rest with the discretion of the Board of Directors and will depend, among other things, upon the Company's earnings, if any, capital requirements and financial condition. The Company has paid a cash dividend on its preferred stock in the past. No such dividend was paid during the three months ended September 30, 1999, and currently the Company has no intention to pay any such dividend. The Company instead plans to retain all earnings, if any, to further the development of the business.

INFLATION

     Inflation has not had a material impact on the Company's net sales or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, Telident had cash, cash equivalents and restricted cash of $1,246,835 and accounts receivable of $411,454. During the three months ended September 30, 1999, net cash provided by the Company's operating activities was $57,256, primarily due to the $222,306 reduction in accounts receivable for the three months ended September 30, 1999. Accounts receivable declined due to the reduced level of sales during the quarter. The Company used $3,109 of cash to purchase capital equipment and $18,620 of cash for payments of capitalized software. The Company reduced its line of credit by $7,199 and used $14,012 to make payments on debt.

     Based on projected revenues and expenses the Company believes that cash generated from operations and existing cash balances will be adequate to fund its working capital requirements at least through September 30, 2000. The Company had no material commitments for capital expenditures at September 30, 1999. At September 30, 1999, Telident had shareholders' equity of $2,123,187.


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, the FASB issued SFAS No. 137 delaying the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000, with earlier adoption encouraged. The Company has not yet determined the effects SFAS No. 133 will have on its financial position or the result of its operations.


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

     We have completed the conversion of our accounting operations to utililize new Year 2000 compliant software. In addition, our internal telecommunications and data processing systems have also been brought into compliance.

     We have completed a compliance survey of our critical vendors. Our key computer and software application suppliers have indicated they are Year 2000 compliant. We have requested and will review our building operator's and utility vendors' plans for becoming Year 2000 compliant.

     Costs to address Year 2000 issues. We intend to complete our Year 2000 remediation efforts primarily with in-house resources. In the aggregate, we have spent an estimated $35,000 to address Year 2000 issues.

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

     3. Disruption of supply materials. During 1999, we began an ongoing process of surveying our vendors with regard to their Year 2000 readiness and we have completed the process of assessing and cataloging the vendors' responses to the survey. Our key computer and software application suppliers have indicated they are Year 2000 compliant. In reviewing our vendors we have determined that we are not dependent on any one vendor for materials. We have alternate sources of supply for the major components of our products which are printed circuit boards and related electronic components.

     4. Disruption of internal computer systems. We have simulated the Year 2000 event by inserting key dates leading up to and beyond the Year 2000 in an orchestrated manner for our key infrastructure components, critical business processes and key applications systems. We believe that disruption of our internal computer systems is unlikely and we believe we have addressed all identified compliance issues.

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

     Contingency plans. We recognize the need for Year 2000 contingency plans in the event that remediation is not fully successful or that the remediation efforts of our vendors, suppliers and governmental/regulatory agencies are not timely completed. We intend to finalize contingency planning during the fourth quarter of 1999.

     As part of our existing contingency plan we have identified alternative supply sources that will meet our business and operations requirements. Due to our remediation efforts to date and our identification of alternative supply sources, we no longer believe it is necessary for us to create a reserve of finished goods inventory prior to the changeover date.

PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits

                  27     Financial Data Schedule.

           (b)    Current Reports on Form 8-K
                  The registrant filed no Current Reports on Form 8-K during the quarter Ended September 30, 1999.





                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TELIDENT, INC.
                                       -----------------------------------------
                                                    (Registrant)


     November 12, 1999                 /s/ Bruce H. Senske
---------------------------------      -----------------------------------------
           Date                        Bruce H. Senske, Interim Chief Executive
                                       Officer
                                       (Principal Executive Officer, Financial
                                       and Accounting Officer)

                                  EXHIBIT INDEX


  Exhibit Number             Description
  --------------             -----------

        27             Financial Data Schedule