Form 10QSB
period 1999-12-31
TELIDENT INC /MN/
filed 2000-02-11
CIK 845047

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 1999
[ ] Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ______________ to ______________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of equity securities, as of January 31, 2000: i) 3,037,657 shares of Common Stock, par value $.08 per share and ii) 400,000 shares of Series III Convertible Preferred Stock, par value $.08 per share.

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION.................................................3

   ITEM 1. Financial Statements................................................3

       Condensed Balance Sheets (unaudited) as of December 31, 1999 and
       June 30, 1999...........................................................3

       Condensed Statements of Operations (unaudited) for the three months and six months ended December 31, 1999 and 1998.........................4

       Statement of Shareholders' Equity (unaudited) for the six months ended December 31, 1999.................................................5

       Condensed Statements of Cash Flows (unaudited) for the six months ended December 31, 1999 and 1998........................................6

       Notes to Consolidated Financial Statements..............................7

   ITEM 2. Management's Discussion and Analysis or Plan of Operation...........8

PART II  OTHER INFORMATION....................................................11

   ITEM 4. Submission of Matters to a Vote of Security Holders ...............11

   ITEM 6. Exhibits and Reports on Form 8-K ..................................11

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 TELIDENT, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                           December 31,       June 30,
                                                                                               1999             1999
                                                                                           ------------     ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                             $    954,461     $    925,785
     Restricted cash                                                                            314,533          306,734
     Trade accounts receivable, net of allowance for doubtful
         accounts of $25,000 at both dates                                                      761,101          633,760
     Inventories                                                                                282,924          261,758
     Other                                                                                       71,229           79,569
                                                                                           ------------     ------------
         Total current assets                                                                 2,384,248        2,207,606

FURNITURE AND EQUIPMENT:
     Furniture and equipment                                                                    464,969          447,932
     Accumulated depreciation                                                                  (331,875)        (288,775)
                                                                                           ------------     ------------
     Net furniture and equipment                                                                133,094          159,157


INTANGIBLE ASSETS, less accumulated amortization of $140,588
     and $97,958, respectively                                                                  183,187          198,047
OTHER ASSETS                                                                                         --           16,855
                                                                                           ------------     ------------
                                                                                           $  2,700,529     $  2,581,665
                                                                                           ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                                         $    225,970     $     48,051
     Trade accounts payable                                                                      97,829          138,150
     Accrued expenses                                                                            96,948          127,123
     Deferred revenue                                                                            26,299           19,835
     Current portion of long-term debt                                                            5,441           28,330
                                                                                           ------------     ------------
         Total current liabilities                                                              452,487          361,489

LONG-TERM DEBT, less current portion                                                                 --            2,494
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preferred stock, $.08 par value, 2,500,000 shares authorized
         Series III, convertible into common stock equal to the quotient of $2.50 divided by the lessor of $2.50 or 80% of the average of the closing bid price for the shares of common stock on the ten trading days prior to notice of conversion, except for 200,000 shares for which 80% of the average price shall not be more than $.785 until the closing bid price is greater than $1.75
         on any ten consecutive trading days, 400,000 shares outstanding                         32,000           32,000
     Common stock, $.08 par value, 10,000,000 shares authorized,
         3,037,657 shares outstanding                                                           243,013          243,013
     Additional paid-in capital                                                              15,490,517       15,490,517
     Accumulated deficit                                                                    (13,517,488)     (13,547,848)
                                                                                           ------------     ------------
         Total shareholders' equity                                                           2,248,042        2,217,682
                                                                                           ------------     ------------
                                                                                           $  2,700,529     $  2,581,665
                                                                                           ============     ============


            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three months ended                Six months ended
                                               December 31,                    December 31,
                                       ---------------------------     ---------------------------
                                           1999            1998            1999            1998
                                           ----            ----            ----            ----
NET SALES                              $   783,289     $   730,393     $ 1,217,116     $ 1,447,896

COST OF SALES                              191,714         216,737         307,976         402,274
                                       -----------     -----------     -----------     -----------

GROSS PROFIT                               591,575         513,656         909,140       1,045,622

OPERATING EXPENSES:
 Sales and marketing                       119,632         111,240         220,636         253,955
 Product development and operations        135,308         106,450         281,664         209,488
 General and administrative                220,957         247,245         396,760         477,282
                                       -----------     -----------     -----------     -----------
      Total operating expenses             475,897         464,935         899,060         940,725
                                       -----------     -----------     -----------     -----------

      Income from operations               115,678          48,721          10,080         104,897

INTEREST INCOME AND OTHER, NET              14,025          15,746          27,754          26,202
INTEREST EXPENSE                            (4,848)         (7,008)         (7,474)        (22,301)
                                       -----------     -----------     -----------     -----------

NET INCOME                                 124,855          57,459          30,360         108,798

PREFERRED STOCK DIVIDENDS                       --              --              --        (275,442)
                                       -----------     -----------     -----------     -----------

NET INCOME (LOSS) APPLICABLE TO
 COMMON STOCK                          $   124,855     $    57,459     $    30,360     $  (166,644)
                                       ===========     ===========     ===========     ===========

NET INCOME (LOSS) PER
 COMMON SHARE:
      Basic                            $       .04     $       .02     $       .01     $      (.06)
                                       ===========     ===========     ===========     ===========
      Diluted                          $       .03     $       .01     $       .01     $      (.06)
                                       ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING:
      Basic                              3,037,657       2,787,550       3,037,657       2,787,346
                                       ===========     ===========     ===========     ===========
      Diluted                            4,257,676       3,899,238       4,053,365       2,787,346
                                       ===========     ===========     ===========     ===========


            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                              Number of       Amount of     Number of       Amount of     Additional
                              Preferred       Preferred      Common          Common         Paid-in     Accumulated
                            Shares Issued       Stock     Shares Issued       Stock         Capital        Deficit
                            -------------   ------------  -------------   ------------   ------------   ------------
BALANCE, June 30, 1999            400,000   $     32,000      3,037,657   $    243,013   $ 15,490,517   $(13,547,848)

Net income                             --             --             --             --             --         30,360
                             ------------   ------------   ------------   ------------   ------------   ------------
BALANCE, December 31, 1999        400,000   $     32,000      3,037,657   $    243,013   $ 15,490,517   $(13,517,488)
                             ============   ============   ============   ============   ============   ============


            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Six months ended
                                                                                     December 31,
                                                                                     ------------
                                                                                 1999             1998
                                                                                 ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $     30,360     $    108,798
     Adjustments to reconcile net income to
         net cash (used in) provided by operating activities:
             Depreciation and amortization expense                                 85,730           95,000
             Common stock warrant issued for services                                  --            5,000
             Common stock issued for services                                          --            2,500
             Changes in assets and liabilities:
                  Trade accounts receivable                                      (127,341)        (282,126)
                  Inventories                                                     (21,166)           6,686
                  Other assets                                                     25,195           52,309
                  Trade accounts payable                                          (40,321)           2,471
                  Accrued expenses and deferred revenue                           (23,711)          35,127
                                                                             ------------     ------------
                      Net cash (used in) provided by operating activities         (71,254)          25,765

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in restricted cash                                                   (7,799)              --
     Payments of patent and capitalized software costs                            (27,770)              --
     Purchase of equipment                                                        (17,037)         (18,554)
                                                                             ------------     ------------
                      Net cash used in investing activities                       (52,606)         (18,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on notes payable                                              177,919          109,320
     Payments of long-term debt                                                   (25,383)         (75,897)
     Proceeds from issuance of preferred stock, net                                    --          964,854
                                                                             ------------     ------------
                      Net cash provided by financing activities                   152,536          998,277
                                                                             ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          28,676        1,005,488
CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD                                                                       925,785          258,875
                                                                             ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $    954,461     $  1,264,363
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

     The results of operations for the three-month and six-month periods ended December 31, 1999 do not necessarily indicate the results to be expected for the full year. These statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

2.   INVENTORIES

     Inventories are stated at the lower of cost or market using the first in, first out method, and consisted of the following:

                            December 31,      June 30,
                                1999            1999
                                ----            ----
        Raw materials       $    238,829    $    217,868
        Work in progress           7,003             335
        Finished goods            37,092          43,555
                            ------------    ------------
                            $    282,924    $    261,758
                            ============    ============

3.   NET INCOME (LOSS) PER COMMON SHARE

     The increase in the weighted average number of shares outstanding for the diluted earnings per share calculation was due to the requirement to assume conversion of all of the Series III preferred stock into common stock as of the beginning of the periods presented for which the Company had net income.

4.   PROPOSED SALE OF COMPANY

     The Company entered into a definitive agreement on December 31, 1999 pursuant to which Teltronics, Inc. plans to acquire substantially all of the Company's assets in exchange for 637,500 shares of Teltronics, Inc. common stock. Completion of the transaction is subject to customary closing conditions and the approval of the Company's shareholders of the dissolution of the Company.

5.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In July 1999, the FASB issued SFAS No. 137 delaying the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The Company has not yet determined the effect SFAS No. 133 will have on its financial position or the results of its operations.

PART I - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This discussion and analysis contains forward-looking terminology such as "believes," "anticipates," "expects" and "intends," or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to vary. Among the factors that could cause actual results to differ materially are (a) the consummation of Telidents' sale of assets to Teltronics, Inc., and (b) the success of third party service providers in achieving Year 2000 compliance. In the event one or more of these risks or uncertainties materializes, or the underlying assumptions prove incorrect, actual results could differ materially from those expressed in the forward-looking statements. Potential purchasers of Telident, Inc.'s (the "Company") securities are cautioned not to place undue reliance on such forward-looking statements which are qualified in their entirety by the cautions and risks described herein.

     The Company designs, manufactures and markets proprietary hardware and software systems which provide the exact location of a 911 telephone call to the emergency dispatcher who receives the call. The Company's systems provide information which can shorten the response time to a 911 call, reduce the costs associated with responses to incorrect locations and improve the safety of individuals within a private branch exchange ("PBX") telephone system.

RESULTS OF OPERATIONS

     For the three month and six month periods ended December 31, 1999, the Company recorded net income of $124,855 and $30,360 compared to net income of $57,459 and $108,798 for the same periods in fiscal year 1999.

REVENUES

     Revenues consist of equipment sales of the Company's hardware and software systems for enhanced 911 service, mainly from Telident's Station Translation System ("STS") for PBX systems and packages of hardware and software applications providing "total PBX 9-1-1 solutions." The Company also generates revenues from services and extended warranty contracts.

     Revenues for the three month and six month periods ended December 31, 1999 were $783,289 and $1,217,116 compared to $730,393 and $1,447,896 for the same periods in fiscal year 1999, an increase of 7% for the three month period and a decrease of 16% for the six month period. The decline in year to date sales compared to the same period last year may have been due to customers deciding not to order new systems until they had addressed their internal Year 2000 issues. The delay in the Illinois state law mandating enhanced 911 capability on existing PBX's from June 30, 1999 to June 30, 2000 may also have negatively impacted sales in the current fiscal year.

GROSS MARGIN

     Gross margin for the three month and six month periods ended December 31, 1999 increased to 75.5% and 74.7% compared to 70.3% and 72.2% for the same periods in fiscal year 1999. These increases resulted from changes in product mix due to increased sales of packages of hardware, software and services and decreased sales of single STS units and improved cost controls of resold products and installation services.

SALES AND MARKETING

     Sales and marketing expenses for the three month period ended December 31, 1999 increased to $119,632 from $111,240 for the same period in fiscal year 1999. This increase resulted from increased commission expense due to the higher level of sales in the current period. For the six months ended December 31, 1999 sales and marketing expenses decreased to $220,636 compared to $253,955 for the same period in fiscal year 1999. This decrease was due to lower commission expenses due to the lower level of sales in the six month period ended December 31, 1999 and lower consulting expenses.

PRODUCT DEVELOPMENT AND OPERATIONS

     Product development and operations expenses for the three month and six month periods ended December 31, 1999 increased to $135,308 and $281,664 from $106,450 and $209,488 during the same periods in fiscal year 1999. These increases were due to increased use of consultants for development and the hiring of an additional project manager.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the three month and six month periods ended December 31, 1999 decreased to $220,957 and $396,760 from $247,245 and $477,282 during the same periods in fiscal year 1999. The decrease was due to lower salary expense.

INTEREST INCOME AND OTHER, NET

     Interest income and other income and expense for the three month and six month periods ended December 31, 1999 was $14,025 and $27,754 compared to $15,746 and $26,202 for the same periods in fiscal 1999.

INTEREST EXPENSE

     Total interest expense for the three month and six month periods ended December 31, 1999 was $4,848 and $7,474 compared to $7,008 and $22,301 for the same periods in fiscal year 1999. The decreases were due to decreased average outstanding borrowings.

DIVIDENDS

     The Company has never paid a cash dividend on its common stock. The payments of dividends, if any, in the future rest with the discretion of the Board of Directors and will depend, among other things, upon the Company's earnings, if any, capital requirements and financial condition. The Company has paid a cash dividend on its preferred stock in the past. No such dividend was paid during the six months ended December 31, 1999, and currently the Company has no intention to pay any such dividend. The Company plans to retain all earnings, if any, to further the development of the business.

INFLATION

     Inflation has not had a material impact on the Company's net sales or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had cash, cash equivalents and restricted cash of $1,268,994 and accounts receivable of $761,101. During the six month period ended December 31, 1999, net cash used by the Company's operating activities was $71,254. The Company used $27,770 of cash for payment of capitalized software and $17,037 of cash to purchase capital equipment. The Company received $177,919 of cash due to net borrowings on its bank line of credit and used $25,383 to make payments on debt.

     Based on the projected revenues and expenses, the Company believes that cash generated from operations and existing cash balances will be adequate to fund the Company's working capital requirements at least through December 31, 2000. The Company had no material commitments for capital expenditures at December 31, 1999. The Company had shareholders equity of $2,248,042 at December 31, 1999.

     The Company, as previously disclosed, signed a definitive agreement on December 31, 1999 pursuant to which Teltronics, Inc. plans to acquire substantially all of the Company's assets. Completion of the transaction is subject to customary closing conditions and the approval of the Company's shareholders of the Company's dissolution.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, the FASB issued SFAS No. 137 delaying the effective date of SFAS No.133 for one year to fiscal years beginning after June 15, 2000. The Company has not yet determined the effects SFAS No. 133 will have on its financial position or the result of its operations.

YEAR 2000 DISCLOSURE

     Before the rollover of the year from 1999 to 2000, many installed computer systems and software products were coded to accept only two digit date entries and were unable to accept four digit date entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies prior to the rollover date required upgrading or replacement to comply with such "Year 2000" requirements. The failure of our products, our vendors or our customers to achieve Year 2000 compliance on a timely basis could materially adversely affect our business, operating results, financial condition and cash flows.

     As of February 1, 2000, the Company has not experienced and does not anticipate any material adverse effects on the Company's systems and operations as a result of Year 2000 issues. Business is continuing as usual, and internal systems will continue to be monitored for any unlikely disruptions. Further, as of February 1, 2000, the Company has not experienced any operation problems or product failures as a result of Year 2000 issues with its vendors, service providers, or customers.

     Although the transition to the Year 2000 did not have any significant impact on the Company or its systems and operations, the Company will continue to monitor the impact of the year 2000 on its systems and those of third-party service providers. The contingency plans that were developed for use in the event of Year 2000-related failures will be maintained and generalized for ongoing business use.

     In the aggregate, we have spent an estimated $35,000 to address Year 2000 issues and do not anticipate spending any additional material amounts relating to Year 2000 issues.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on November 2, 1999. There were 3,037,657 shares of common stock outstanding and entitled to vote, and a total of 2,652,688 shares (87.3%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to the Company's shareholders.

1.   Proposal to elect 7 directors, each for a one-year term.

                               FOR            WITHHOLD
                               ---            --------
     Scott R. Anderson         2,625,652      27,016
     Willis K. Drake           2,627,652      25,016
     David F. Durenberger      2,625,580      27,088
     John D. Wunsch            2,627,652      25,016
     W. Edward McConaghay      2,623,777      28,891
     Mark W. Sheffert          2,627,652      25,016
     Mack V. Traynor           2,627,152      25,516

2. Proposal to ratify and approve the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ending June 30, 2000.

                                                                       BROKER
                               FOR           AGAINST      ABSTAIN      NON-VOTES
                               ---           -------      -------      ---------
                               2,637,382     12,499       2,787        0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27   Financial Data Schedule


          (b)  Current Reports on Form 8-K

               The Company filed a Current Report on Form 8-K (File No. 0-20887) on December 7, 1999 to report:
               * The Nasdaq Stock Market has notified the Company that it does not meet the minimum bid price requirement for continued listing on the Nasdaq SmallCap Market.
               * The proposed acquisition of the Company's assets by Teltronics, Inc.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TELIDENT, INC.
                                       --------------
                                       (Registrant)

     February 11, 2000                 /s/ Bruce H. Senske
----------------------------           -----------------------------------------
           Date                        Bruce H. Senske, Interim Chief Executive
                                       Officer
                                       (Principal Executive, Financial and
                                       Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number          Description
------          -----------

27              Financial Data Schedule