Form 10QSB
period 2000-03-31
TELIDENT INC /MN/
filed 2000-05-15
CIK 845047

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


     [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2000
     [ ] Transition report under Section 13 or 15(d) of the Exchange Act
     For the transition period from ______________ to ______________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of equity securities, as of April 30, 2000: i) 3,037,657 shares of Common Stock, par value $.08 per share and ii) 400,000 shares of Series III Convertible Preferred Stock, par value $.08 per share.

                                TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION ...................................................................................3

     ITEM 1. Financial Statements ................................................................................3

         Condensed Balance Sheets (unaudited) as of March 31, 2000 and June 30, 1999..............................3

         Condensed Statements of Operations (unaudited) for the three months and nine months ended March 31, 2000 and 1999 ...........................................................................4

         Statement of Shareholders' Equity (unaudited) for the nine months ended
         March 31, 2000 ..........................................................................................5

         Condensed Statements of Cash Flows (unaudited) for the nine months ended
         March  31, 2000 and 1999 ................................................................................6

         Notes to Condensed Financial Statements .................................................................7

     ITEM 2.  Management's Discussion and Analysis or Plan of Operation ..........................................8

PART II  OTHER INFORMATION ......................................................................................11

     ITEM 6.  Exhibits and Reports on Form 8-K ..................................................................11


PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                                 TELIDENT, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            March 31,            June 30,
                                                                              2000                 1999
                                                                         ------------         ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                           $    967,346         $    925,785
     Restricted cash                                                          318,938              306,734
     Trade accounts receivable, net of allowance for doubtful
         accounts of $25,000 at both dates                                    650,351              633,760
     Inventories                                                              258,242              261,758
     Other                                                                     47,474               79,569
                                                                         ------------         ------------
         Total current assets                                               2,242,351            2,207,606

FURNITURE AND EQUIPMENT:
        Furniture and equipment                                               467,831              447,932
        Accumulated depreciation                                             (354,560)            (288,775)
                                                                         ------------         ------------
          Net furniture and equipment                                         113,271              159,157

INTANGIBLE ASSETS, less accumulated amortization of $161,903
     and $97,958, respectively                                                163,472              198,047
OTHER ASSETS                                                                       --               16,855
                                                                         ------------         ------------
                                                                         $  2,519,094         $  2,581,665
                                                                         ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                       $    106,737         $     48,051
     Trade accounts payable                                                   181,736              138,150
     Accrued expenses                                                          93,280              127,123
     Deferred revenue                                                          22,975               19,835
     Current portion of long-term debt                                          3,975               28,330
                                                                         ------------         ------------
         Total current liabilities                                            408,703              361,489

LONG-TERM DEBT, less current portion                                               --                2,494
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preferred stock, $.08 par value, 2,500,000 shares authorized
            Series III, convertible into common stock equal to
            the quotient of $2.50 divided by the lesser of $2.50
            or 80% of the average of the closing bid price for
            the shares of common stock on the ten trading days
            prior to notice of conversion, except for 200,000
            shares for which 80% of the average price shall not
            be more than $.785 until the closing bid price is
            greater than $1.75 on any ten consecutive trading
            days, 400,000 shares outstanding                                   32,000               32,000
     Common stock, $.08 par value, 10,000,000 shares authorized,
         3,037,657 shares outstanding                                         243,013              243,013
     Additional paid-in capital                                            15,490,517           15,490,517
     Accumulated deficit                                                  (13,655,139)         (13,547,848)
                                                                         ------------         ------------
         Total shareholders' equity                                         2,110,391            2,217,682
                                                                         ------------         ------------
                                                                         $  2,519,094         $  2,581,665
                                                                         ============         ============


            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three months ended                     Nine months ended
                                                      March 31,                              March 31,
                                           -------------------------------         -------------------------------
                                               2000               1999                2000                1999
                                           -----------         -----------         -----------         -----------
NET SALES                                  $   561,098         $   461,449         $ 1,778,214         $ 1,909,345

COST OF SALES                                  144,769             138,364             452,745             540,638
                                           -----------         -----------         -----------         -----------

GROSS PROFIT                                   416,329             323,085           1,325,469           1,368,707

OPERATING EXPENSES:
 Sales and marketing                           104,796             113,479             325,432             367,434
 Product development and operations            159,518             118,697             441,182             328,185
 General and administrative                    191,763             187,073             588,523             664,355
                                           -----------         -----------         -----------         -----------
      Total operating expenses                 456,077             419,249           1,355,137           1,359,974
                                           -----------         -----------         -----------         -----------

      (Loss) income from operations            (39,748)            (96,164)            (29,668)              8,733

TRANSACTION COSTS RELATED TO
  SALE OF ASSETS                              (111,975)                 --            (111,975)                 --
INTEREST INCOME AND OTHER, NET                  18,916              14,428              46,670              40,630
INTEREST EXPENSE                                (4,844)             (7,367)            (12,318)            (29,668)
                                           -----------         -----------         -----------         -----------

NET (LOSS) INCOME                             (137,651)            (89,103)           (107,291)             19,695

PREFERRED STOCK DIVIDENDS                           --                  --                  --            (275,442)
                                           -----------         -----------         -----------         -----------

NET (LOSS) INCOME APPLICABLE TO
 APPLICABLE TO COMMON STOCK                $  (137,651)        $   (89,103)        $  (107,291)        $  (255,747)
                                           ===========         ===========         ===========         ===========

NET(LOSS)  INCOME PER
 COMMON SHARE:
      Basic                                $      (.05)        $      (.03)        $      (.04)        $      (.09)
                                           ===========         ===========         ===========         ===========
      Diluted                              $      (.05)        $      (.03)        $      (.04)        $      (.09)
                                           ===========         ===========         ===========         ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING:
      Basic                                  3,037,657           2,790,990           3,037,657           2,788,547
                                           ===========         ===========         ===========         ===========
      Diluted                                3,037,657           2,790,990           3,037,657           2,788,547
                                           ===========         ===========         ===========         ===========

            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                      Number of      Amount of      Number of      Amount of      Additional
                                      Preferred      Preferred       Common         Common         Paid-in       Accumulated
                                    Shares Issued      Stock      Shares Issued      Stock         Capital         Deficit
                                    -----------    -----------    -----------    -----------    -----------     --------------
BALANCE, June 30, 1999                  400,000     $   32,000      3,037,657    $   243,013    $15,490,517     $ (13,547,848)

Net (loss)                                   --             --             --             --             --          (107,291)
                                    -----------    -----------    -----------    -----------    -----------     --------------
BALANCE, March 31, 2000                 400,000     $   32,000      3,037,657    $   243,013    $15,490,517     $ (13,655,139)
                                    ===========    ===========    ===========    ===========    ===========     =============













            See accompanying notes to condensed financial statements.

                                 TELIDENT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Nine months ended
                                                                               December 31,
                                                                       -------------------------------
                                                                           2000              1999
                                                                       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                 $  (107,291)        $    19,695
     Adjustments to reconcile net income to
         net cash provided by operating activities:
             Depreciation and amortization expense                         129,730             146,875
             Common stock warrant issued for services                           --               5,000
             Common stock issued for services                                   --               2,500
             Changes in assets and liabilities:
                  Trade accounts receivable                                (16,591)            (93,832)
                  Inventories                                                3,516              (6,181)
                  Other assets                                              48,950              48,008
                  Trade accounts payable                                    43,586             (50,508)
                  Accrued expenses and deferred revenue                    (30,703)            (19,918)
                                                                       -----------         -----------
                      Net cash provided by operating activities             71,197              51,639

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in restricted cash                                           (12,204)                 --
     Payments of patent and capitalized software costs                     (29,370)            (10,575)
     Purchase of equipment                                                 (19,899)            (29,255)
                                                                       -----------         -----------
                      Net cash used in investing activities                (61,473)            (39,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on notes payable                                        58,686             103,787
     Payments of long-term debt                                            (26,849)            (89,329)
     Proceeds from issuance of preferred stock, net                             --             936,247
                                                                       -----------         -----------
                      Net cash provided by financing activities             31,837             950,705
                                                                       -----------         -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   41,561             962,514
CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD                                                                925,785             258,875
                                                                       -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $   967,346         $ 1,221,389
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

     The results of operations for the three-month and nine-month periods ended March 31, 2000 do not necessarily indicate the results to be expected for the full year. These statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

2.       INVENTORIES

     Inventories are stated at the lower of cost or market using the first in, first out method, and consisted of the following:

                                            March 31,                June 30,
                                              2000                     1999
                                              ----                     ----
         Raw materials              $          231,610       $          217,868
         Work in progress                        3,233                      335
         Finished goods                         23,399                   43,555
                                    ------------------       ------------------
                                    $          258,242       $          261,758
                                    ==================       ==================

3.       NET (LOSS) INCOME PER COMMON SHARE

     The increase in the weighted average number of shares outstanding for the diluted earnings per share calculation was due to the requirement to assume conversion of all of the Series III preferred stock into common stock as of the beginning of the periods presented for which the Company had net income.

4.       PROPOSED SALE OF COMPANY

     The Company entered into a definitive agreement on December 31, 1999 pursuant to which Teltronics, Inc. plans to acquire substantially all of the Company's assets in exchange for 637,500 shares of Teltronics, Inc. common stock. Completion of the transaction is subject to customary closing conditions and the approval of the Company's shareholders of the dissolution of the Company. The transaction is expected to close in May 2000.

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

PART I - FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "believes," "anticipates," "expects" and "intends," or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to vary. One factor that could cause actual results to differ materially is the consummation of Telidents' sale of assets to Teltronics, Inc. In the event Telident does not consummate such sale, actual results could differ materially from those expressed in the forward-looking statements. Potential purchasers of Telident's securities are cautioned not to place undue reliance on such forward-looking statements which are qualified in their entirety by the cautions and risks described herein.

     Telident (the "Company") designs, manufactures and markets proprietary hardware and software systems which provide the exact location of a 911 telephone call to the emergency dispatcher who receives the call. The Company's systems provide information which can shorten the response time to a 911 call, reduce the costs associated with responses to incorrect locations and improve the safety of individuals within a private branch exchange ("PBX") telephone system.

RESULTS OF OPERATIONS

     For the three month period ended March 31, 2000, the Company recorded a net loss of $(137,651) compared to a net loss of $(89,103) for the same period in fiscal year 1999. For the nine month period ended March 31, 2000, the Company recorded a net loss of $(107,291) compared to net income of $19,695 for the same period in fiscal year 1999. The three month and nine month periods ended March 31, 2000 included $111,975 in transaction costs related to the sale of the Company's assets to Teltronics.

REVENUES

     Revenues consist of equipment sales of the Company's hardware and software systems for enhanced 911 service, mainly from Telident's Station Translation System ("STS") for PBX systems and packages of hardware and software applications providing "total PBX 9-1-1 solutions." The Company also generates revenues from services and extended warranty contracts.

     Revenues for the three month and nine month periods ended March 31, 2000 were $561,098 and $1,778,214 compared to $461,449 and $1,909,345 for the same periods in fiscal year 1999, an increase of 22% for the three month period and a decrease of 7% for the nine month period. The decline in year to date sales compared to the same period last year may have been due to customers deciding not to order new systems until they had addressed their internal Year 2000 issues. The August 1999 delay in the Illinois state law mandating enhanced 911 capability on existing PBX's from June 30, 1999 to June 30, 2000 may also have delayed some sales in the current fiscal year.

GROSS MARGIN

     Gross margin for the three month and nine month periods ended March 31, 2000 increased to 74% and 75% compared to 70% and 72% for the same periods in fiscal year 1999. These increases resulted from changes in product mix due to increased sales of packages of hardware, software and services, decreased sales of single STS units and improved cost controls of resold products and installation services.

SALES AND MARKETING

     Sales and marketing expenses for the three month period ended March 31, 2000 decreased to $104,796 from $113,479 for the same period in fiscal year 1999. For the nine months ended March 31, 2000 sales and marketing expenses decreased to $325,432 compared to $367,434 for the same period in fiscal year 1999. This decrease was due to lower commission expenses due to the lower level of sales in the nine month period ended March 31, 2000 and lower consulting expenses.

PRODUCT DEVELOPMENT AND OPERATIONS

     Product development and operations expenses for the three month and nine month periods ended March 31, 2000 increased to $159,518 and $441,182 from $118,697 and $328,185 during the same periods in fiscal year 1999. These increases were due to increased consulting expenses for product development and the hiring of an additional project manager.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the three month period ended March 31, 2000 increased to $191,763 from $187,073 during the same period in fiscal year 1999. The increase for the three month period ended March 31, 2000 compared to the same period in the prior year was due to increased consulting expenses partially offset by lower salary expense. For the nine month period ended March 31, 2000 expenses decreased to $588,523 from $664,355 during the same period in fiscal year 1999. The decrease for the nine month period ended March 31, 2000 was due to lower salary expense.

INTEREST INCOME AND OTHER, NET

     Interest income and other income and expense for the three month and nine month periods ended March 31, 2000 was $18,916 and $46,670 compared to $14,428 and $40,630 for the same periods in fiscal 1999. The increases were due to higher interest income on invested funds due to higher interest rates during the current year.

INTEREST EXPENSE

     Total interest expense for the three month and nine month periods ended March 31, 2000 was $4,844 and $12,318 compared to $7,367 and $29,668 for the same periods in fiscal year 1999. The decreases were due to decreased average outstanding borrowings.

DIVIDENDS

     The Company has never paid a cash dividend on its common stock. The payments of dividends, if any, in the future rest with the discretion of the Board of Directors and will depend, among other things, upon the Company's earnings, if any, capital requirements and financial condition. The Company has paid a cash dividend on its preferred stock in the past. No such dividend was paid during the nine months ended March 31, 2000, and currently the Company has no intention to pay any such dividend. The Company plans to retain all earnings, if any, to further the development of the business.

INFLATION

     Inflation has not had a material impact on the Company's net sales or results of operations.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company had cash, cash equivalents and restricted cash of $1,286,284 and accounts receivable of $650,351. During the nine month period ended March 31, 2000, net cash provided by the Company's operating activities was $71,197. The Company used $29,370 of cash for payment of patents and capitalized software and $19,899 of cash to purchase capital equipment. The Company received $58,686 of cash due to net borrowings on its bank line of credit and used $26,849 to make payments on debt.

     Based on the projected revenues and expenses, the Company believes that cash generated from operations and existing cash balances will be adequate to fund the Company's working capital requirements at least through March 31, 2001. The Company had no material commitments for capital expenditures at March 31, 2000. The Company had shareholders' equity of $2,110,391 at March 31, 2000.

     The Company, as previously disclosed, signed a definitive agreement on December 31, 1999 pursuant to which Teltronics, Inc. plans to acquire substantially all of the Company's assets. Completion of the transaction is subject to customary closing conditions and the approval of the Company's shareholders of the Company's dissolution. The transaction is expected to close in May 2000.

RECENT ACCOUNTING PRONOUNCEMENTS


     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, the FASB issued SFAS No. 137 delaying the effective date of SFAS No.133 for one year to fiscal years beginning after June 15, 2000. The Company has not yet determined the effects SFAS No. 133 will have on its financial position or the result of its operations

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits

             27   Financial Data Schedule


        (b)  Current Reports on Form 8-K

             o The Company filed a Current Report on Form 8-K (File No. 0-20887) on January 7, 2000 to report signing of an agreement on December 31, 1999 to sell the Company's assets to Teltronics, Inc.

             o The Company filed a Current Report on Form 8-K (File No. 0-20887) on February 29, 2000 to report signing of an amendment to the agreement to sell the Company's assets to Teltronics, Inc. and that the Company had requested a hearing with the Nasdaq Stock Market concerning the continued listing of the Company's common stock on Nasdaq.

             o The Company filed a Current Report on Form 8-K (File No. 0-20887) on March 15, 2000 to report the Nasdaq Stock Market had canceled the hearing concerning the continued listing of the Company's common stock as the Company was in compliance with the minimum bid price requirement.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TELIDENT, INC.
                                    --------------
                                    (Registrant)

      May 12, 2000                  /s/ Bruce H. Senske
----------------------              -------------------
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